Form 10-Q
period 2021-06-30
Corner Growth Acquisition Corp.
filed 2021-08-17
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 1
7
, 2021,
40,000,000 Class A ordinary shares, par value $0.0001, and 10,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.
Quarterly Report on Form
10-Q

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CORNER GROWTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,258,029	$1,916,935
Prepaid expenses	563,236	765,073

Total current assets	1,821,265	2,682,008
Cash and marketable securities held in trust account	400,089,222	400,005,705

Total Assets	$401,910,487	$402,687,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Offering costs payable	$74,315	$111,867
Accrued expenses	120,030	50,030

Total current liabilities	$194,345	$161,897
Warrant liability	25,196,000	21,561,333
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	$39,390,345	$35,723,230

COMMITMENTS
Class A ordinary shares subject to possible redemption, 35,752,014 and 36,196,448 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	$357,520,140	$361,964,477
Shareholders’ Equity
Preference Shares, $.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $.0001 par value, 300,000,000 shares authorized; 4,247,986 and 3,803,552 issued and outstanding (excluding 35,752,014 and 36,196,448 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	425	381
Class B ordinary Shares, $.0001 par value, 30,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,000	1,000
Additional paid-in capital	10,573,113	6,128,822
Accumulated deficit	(5,574,536)	(1,130,197)

Total Shareholders’ Equity	$5,000,002	$5,000,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$401,910,487	$402,687,713

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF
OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Operating and formation costs	$(394,973)	$(893,188)

Loss from operations	(394,973)	(893,188)
Other Income (Expense):
Unrealized gain on marketable securities held in Trust Account	13,986	83,516
Change in fair value of warrant liabilities	(4,472,000)	(3,634,667)

Net loss	$(4,852,987)	$(4,444,339)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	36,237,212	36,216,943

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	13,762,688	13,783,007

Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.35)	$(0.33)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance—January 1, 2021	3,803,552	$381	10,000,000	$1,000	$6,128,822	$(1,130,197)	$5,000,006
Change in Class A ordinary shares subject to redemption	(40,864)	(5)	—	—	(408,640)	—	(408,645)
Net income	—	—	—	—	—	408,648	408,648

Balance, March 31, 2021	3,762,688	$376	10,000,000	$1,000	$5,720,182	$(721,549)	$5,000,009
Change in Class A ordinary shares subject to redemption	485,298	49			4,852,931		4,852,980
Net loss	—	—	—	—	—	(4,852,987)	(4,852,987)

Balance, June 30, 2021	4,247,986	$425	10,000,000	$1,000	$10,573,113	$(5,574,536)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities
Net loss	$(4,444,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(83,516)
Change in fair value of warrant liabilities	3,634,667
Changes in operating assets and liabilities:
Accrued expenses	70,000
Prepaid expenses	201,836

Net cash used in operating activities	(621,352)

Cash Flows from Financing Activities
Payment of offering costs	(37,554)

Net cash used in financing activities	(37,554)

Net change in cash	(658,906)
Cash at beginning of the period	1,916,935

Cash at end of the period	$1,258,029

Non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(4,444,337)

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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense).
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
Liquidity
As of June 30, 2021, the Company had $1,258,029 in its operating bank accounts, $400,089,222 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $1,626,920.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on May 24, 2021. The accompanying condensed balance sheet as of December 31, 2020 is derived from the audited financial statements presented in the that Form
10-K/A
for the year ended December 31, 2020. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills in U.S. based trust accounts at UBS Financial Services Inc. and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities
at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480
,
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insu
r
ance Corporation coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Fair value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets
, primarily due to their short-term nature.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income
or Loss
Per Ordinary Share
Net income
or loss
per share is computed by dividing net income
or loss
by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 Class A ordinary shares in the calculation of diluted income or
loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.
The Company’s statement of operations includes a presentation of income or loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income or loss per share. Net income or loss per share, basic and diluted, for stock subject to possible redemption is calculated by dividing the proportionate share of gain or loss on marketable securities held by the Trust Account by the weighted average number of stock subject to possible redemption outstanding since original issuance.
Net income or loss per share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net income or loss, adjusted for the gain or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A Ordinary Shares Subject to Possible Redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Unrealized gain on marketable securities held in Trust Account	$13,986	$83,516

Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	36,237,212	36,216,943

Basic and diluted net loss per share	$0.00	$0.00
Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Income (Loss) minus Net Earnings
Net loss	$(4,852,987)	$(4,444,339)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	12,501	74,647
Net Loss allocable to Non-Redeemable Class A and Class B Ordinary shares	$(4,865,488)	$(4,518,986)
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	13,762,688	13,783,007
Basic and diluted net loss per share	$(0.35)	$(0.33)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—
Debt
with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has elected to early adopt ASU 2020-06, and complied with ASU 2020-06 for the three months ended June 30, 2021 and the six months ended June 30, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on its financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units at a price of $10.00 per Unit
, which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 5,000,000 Units
. Each Unit consists of one Class A ordinary share and
one-third
of one redeemable warrant (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 — Related Party Transactions
Founder Shares
On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. The Fo
u
nder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to certain adjustments, as described in Note 5. As a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited for no consideration on December 23, 2020, resulting in 10,000,000 Class B ordinary shares outstanding.
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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of

7,600,000
Private Placement Warrants at a price of $
1.50
per Private Placement Warrant for an aggregate purchase price of $
11,400,000
. Each warrant is exercisable to purchase
one
Class A ordinary share at $
11.50
per share. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of June 30, 2021, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company has agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the three months and six months ended June 30, 2021, the Company incurred $120,000 and $240,000 in fees for these services, respectively
, which are included in operating and formation costs on the statement of operations.
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
If the Company calls the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event is the Company to
be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 7 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 40,000,000 Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2021 and December 31, 2020, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
T
he Public Warrants with a fair value of $21,561,333 were transferred from Level 3 to Level 1 due to the announcement noted above. Effective February 8, 2021, valuation for the Public Warrants is based upon the use of an observable market quote in an active market
.

Description	Level	June 30, 2021	December 31, 2020
Assets:
Cash and Marketable securities held in trust account	1	$400,089,222	$400,005,705
At June 30, 2021 and December 31, 2020, $978 and $9,246, respectively of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021	Level	December 31, 2020
Liabilities:

Warrant Liability – Public Warrants	1	$16,000,000	3	$13,733,333
Warrant Liability – Private Placement Warrants	3	$9,196,000	3	$7,828,000

Total Warrant Liability		$25,196,000		$21,561,333

The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within the warrant liability on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statements of operations.
The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market and the measurement of the Private Placement Warrants as of June 30, 2021 and December 31, 2020 and the measurement of the Public Warrants as of December 31, 2020 are classified as Level 3 due to the use of unobservable inputs in a Monte Carlo simulation model.
On February 8, 2021, the Company announced that the holders of the Company’s units (the “Units”) may elect to separately trade the Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and warrants included in the Units commencing on February 8, 2021. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. Any Units not separated will continue to trade on The Nasdaq Capital Market (“Nasdaq”) under the symbol “COOLU”. Any underlying Class A ordinary shares and warrants that are separated will trade on the Nasdaq under the symbols “COOL” and “COOLW,” respectively. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.
The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.
As of June 30, 2021, the Public Warrants and Private Placement Warrants were determined to be $1.20 and $ 1.21, respectively per warrant for aggregate values of $16.0 million and $9.2 million, respectively. As of December 31, 2020, the Public Warrants and Private Placement Warrants were determined to be $1.03 per warrant for aggregate values of $13.6 million and $7.8 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$7,828,000	$13,733,333	$21,561,333
Change in valuation inputs or other assumptions	1,368,000	2,266,667	3,634,667
Fair value as of June 30, 2021	$9,196,000	$16,000,000	$25,196,000

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
Upon the closing of the Initial Public Offering and private placement, $400,000,000 ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the trust account, located in the United States at UBS Financial Services Inc. and Morgan Stanley, with Continental Stock Transfer & Trust Company acting as trustee, and are only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the trust account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial Business Combination.
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
Liquidity and Capital Resources
As indicated in the accompanying financial statements, at June 30, 2021, we had $1,258,029 in our operating bank account, and working capital of $1,626,920, and approximately $89,222 of unrealized gains on the proceeds deposited in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.
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
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of June 30, 2021, $1,258,029 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended June 30, 2021, we had a net loss of $(4,852,987), which consisted of $13,986 in unrealized gains, dividends and interest, held in the trust account, a change in the fair value of warrant liabilities of $(4,472,000), and $394,973 in general and administrative expenses.
For the six months ended June 30, 2021, we had a net loss of $(4,444,339) which consisted of $83,516 in unrealized gains, dividends and interest, held in the trust account, a change in the fair value of warrant liabilities of $(3,634,667), and $893,188 in general and administrative expenses.

Related Party Transactions
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. For the three months and six months ended June 30, 2021, there were no outstanding Working Capital Loans under this arrangement.
Administrative Support Agreement
We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We recognized $120,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Income for the three months ended June 30, 2021. We recognized $240,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the six months ended June 30, 2021 and we recognized $120,000 for the three months ended June 30, 2021.
Contractual Obligations
Registration and Shareholder Rights
The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the founder shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement entered into during the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration and shareholder rights. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up
period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statements of operations.
Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company has elected to early adopt ASU 2020-06, and complied with ASU 2020-06 for the three months ended June 30, 2021 and the six months ended June 30, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
For the three months and six months ended June 30, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
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
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal quarter ended June 30, 2021, as required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting as described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of August, 2021.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer