Form 10-Q
period 2021-09-30
Corner Growth Acquisition Corp.
filed 2021-11-19
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November
19
, 2021,
40,000,000 Class A ordinary shares, par value $0.0001, and 10,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.
Quarterly Report on Form
10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
CORNER GROWTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	( Rest ated )
ASSETS
Current assets
Cash	$873,480	$1,916,935
Prepaid expenses	460,700	765,073

Total current assets	1,334,180	2,682,008
Cash and marketable securities held in trust account	400,129,908	400,005,705

Total Assets	$401,464,088	$402,687,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Offering costs payable	$74,313	$111,867
Accrued expenses	112,530	50,030

Total current liabilities	$186,843	$161,897
Warrant liability	16,822,667	21,561,333
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	$31,009,510	$35,723,230

COMMITMENTS
Class A ordinary shares subject to possible redemption, 40,000,000 and 40,000,000 shares at redemption value of $10.00 as of September 30, 2021 and December 31, 2020, respectively	$400,000,000	$400,000,000
Shareholders’ Equity
Preference Shares, $.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $.0001 par value, 300,000,000 shares authorized; 0 and 0 issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary Shares, $.0001 par value, 30,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(29,546,422)	(33,036,517)

Total Shareholders’ Deficit	$(29,545,422)	$(33,035,517)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ EQUITY	$401,464,088	$402,687,713

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating and formation costs	$(479,586)	$(1,372,774)

Loss from operations	(479,586)	(1,372,774)
Other Income (Expense):
Unrealized gain on marketable securities held in Trust Account	40,687	124,203
Change in fair value of warrant liabilities	8,373,333	4,738,666

Net income	$7,934,434	$3,490,095

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,000,000	40,000,000

Basic and diluted net income per ordinary share, Class A	$0.16	$0.07

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000

Basic and diluted net income per ordinary share, Class B	$0.16	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS, SIX MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B				Total Shareholders’ Deficit
	Ordinary Shares		Ordinary Shares		Additional Paid- in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	10,000,000	$1,000	$—	$(33,036,517)	$(33,035,517)
Net income	—	—	—	—	—	408,648	408,648

Balance, March 31, 2021	—	—	10,000,000	1,000	—	(32,627,869)	(32,626,869)
Net loss	—	—	—	—	—	(4,852,987)	(4,852,987)

Balance, June 30, 2021	—	$—	10,000,000	$1,000	$—	$(37,480,856)	$(37,479,856)
Net income	—	—	—	—	—	7,934,434	7,934,434

Balance, September 30, 2021	—	$—	10,000,000	$1,000	$—	$(29,546,422)	$(29,545,422)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities
Net income	$3,490,095
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(124,203)
Change in fair value of warrant liabilities	(4,738,666)
Changes in operating assets and liabilities:
Accrued expenses	62,500
Prepaid expenses	304,373

Net cash used in operating activities	(1,005,901)

Cash Flows from Financing Activities
Payment of offering costs	(37,554)

Net cash used in financing activities	(37,554)

Net change in cash	(1,043,455)
Cash at beginning of the period	1,916,935

Cash at end of the period	$873,480

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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,600,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement (the “Private Placement”) to CGA Sponsor LLC (the “Sponsor”), generating gross proceeds of $11,400,000, which is described in Note 5.
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
The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity
As of September 30, 2021, the Company had $873,480 in its operating bank accounts, $400,129,908 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $1,147,337.
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
Note 2 — Restatement of Previously Issued Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity.
ASC 480 paragraph 10-S99 provides that redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts are not material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement
The impact to the balance sheet as of December 21, 2021, the balance sheet as of December 31, 2021, the balance sheet as of March 31, 2021 and the balance sheet as of June 30, 2021 is presented below:

As of December 21, 2020	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	383,579,030	16,420,970	400,000,000
Class A ordinary shares, $0.001 par value	164	(164)	—
Class B ordinary shares, $0.001 par value	1,000	—	1,000
Additional Paid in Capital	5,078,725	(5,078,725)	—
Accumulated Deficit	(79,888)	(11,342,081)	(11,421,969)

Total Shareholders’ Equity	5,000,001	(16,420,970)	(11,420,969)

Number of Class A ordinary shares subject to redemption	38,357,903	1,642,097	40,000,000

As of December 31, 2020	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	361,964,477	38,035,523	400,000,000
Class A ordinary shares, $0.001 par value	381	(381)	—
Class B ordinary shares, $0.001 par value	1,000	—	1,000
Additional Paid in Capital	6,128,822	(6,128,822)	—
Accumulated Deficit	(1,130,197)	(31,906,320)	(33,036,517)

Total Shareholders’ Equity	5,000,006	(38,035,523)	(33,035,517)

Number of Class A ordinary shares subject to redemption	36,196,448	3,803,552	40,000,000

As of March 31, 2021	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	362,373,120	37,626,880	400,000,000
Class A ordinary shares, $0.001 par value	376	(376)	—
Class B ordinary shares, $0.001 par value	1,000	—	1,000
Additional Paid in Capital	5,720,182	(5,720,182)	—
Accumulated Deficit	(721,549)	(31,906,322)	(32,627,871)

Total Shareholders’ Equity	5,000,009	(37,626,880)	(32,626,871)

Number of Class A ordinary shares subject to redemptio n	36,237,312	3,762,688	40,000,000

As of June 30, 2021	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	357,520,140	42,479,860	400,000,000
Class A ordinary shares, $0.001 par value	425	(425)	—
Class B ordinary shares, $0.001 par value	1,000	—	1,000
Additional Paid in Capital	10,573,113	(10,573,113)	—
Accumulated Deficit	(5,574,536)	(31,906,322)	(37,480,858)

Total Shareholders’ Equity	5,000,002	(42,479,860)	(37,479,858)

Number of Class A ordinary shares subject to redemptio n	35,752,014	4,247,986	40,000,000

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below:

	EPS for Class A common stock (redeemable)
Form 10-K/A (December 30, 2020) – October 20, 2020 (inception) through December 31, 2020	As Reported	Adjustment	As Restate d
Net loss	$(1,130,197)	$—	$(1,130,197)
Weighted average shares outstanding	36,814,007	$3,185,993	40,000,000
Basic and diluted earnings per share	$—	$(0.02)	$(0.02)
Form 10-Q (March 31, 2021) – three months ended March 31, 2021
Net income	$408,648	$—	$408,648
Weighted average shares outstanding	36,235,740	$3,764,260	40,000,000
Basic and diluted earnings per share	$—	$0.01	$0.01
Form 10-Q (June 30, 2021) – three months ended June 30, 2021
Net loss	$(4,852,987)	$—	$(4,852,987)
Weighted average shares outstanding	36,237,212	$3,762,788	40,000,000
Basic and diluted earnings per share	$—	$(0.10)	$(0.10)
Form 10-Q (June 30, 2021) – six months ended June 30, 2021
Net loss	$(4,444,339)	$—	$(4,444,339)
Weighted average shares outstanding	36,216,943	$3,783,057	40,000,000
Basic and diluted earnings per share	$—	$(0.09)	$(0.09)

	EPS for Class B common stock (redeemable)
Form 10-K/A (June 30, 2021) – October 20, 2020 (inception) through December 31, 2020	As Reported	Adjustment	As Restated
Net loss	$(1,130,197)	$—	$(1,130,197)
Weighted average shares outstanding	9,637,149	(739,580)	8,897,569
Basic and diluted earnings per share	$(0.12)	$0.10	$(0.02)
Form 10-Q (March 31, 2021) – three months ended March 31, 2021
Net income	$408,648	$—	$408,648
Weighted average shares outstanding	11,925,584	(1,925,584)	10,000,000
Basic and diluted earnings per share	$0.03	$(0.02)	$0.01
Form 10-Q (June 30, 2021) – three months ended June 30, 2021
Net loss	$(4,852,987)	$—	$(4,852,987)
Weighted average shares outstanding	13,762,688	(3,762,688)	10,000,000
Basic and diluted earnings per share	$(0.35)	$0.25	$(0.10)
Form 10-Q (June 30, 2021) – six months ended June 30, 2021
Net loss	$(4,444,339)	$—	$(4,444,339)
Weighted average shares outstanding	13,783,007	(3,783,007)	10,000,000
Basic and diluted earnings per share	$(0.33)	$0.24	$(0.09)
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on May 24, 2021. The accompanying condensed balance sheet as of December 31, 2020 is derived from the audited financial statements presented in the that Form
10-K/A
for the year ended December 31, 2020. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills in U.S. based trust accounts at UBS Financial Services Inc. and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Fair value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period
.
The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
N u merat o r :
Allocation of net income (loss)	$6,347,547	$1,586,887	$2,792,076	$698,019
De no min a tor:
Basic and diluted weighted average ordinary shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.16	$0.16	$0.07	$0.07

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
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
and complied with ASU
2020-06
for the three months ended September 30, 2021 and the nine months ended September 30, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
Note 4 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 5,000,000 Units. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).
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
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of September 30, 2021, the Company had no borrowings under any Working Capital Loans.
Administrative Support Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company has agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the three months and nine months ended September 30, 2021, the Company incurred $120,000 and $360,000 in fees for these services, respectively, which are included in operating and formation costs on the statement of operations.
On November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.
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
Note 7 — Warrant Liabilities
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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and, following the effective date of the registration statement, the Company will use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3 (a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3 (a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume-weighted average price of the Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event are the warrants to be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).
If the Company calls the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event is the Company to be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless
.
Note 8 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 40,000,000 Class A ordinary shares issued or outstanding.

Class
 B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2021 and December 31, 2020, there were 10,000,000 Class B ordinary shares issued and outstanding.
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

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active
.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Description	Level	September 30, 2021	December 31, 2020
Assets:
Cash and Marketable securities held in trust account	1	$400,129,908	$400,005,705

At September 30, 2021 and December 31, 2020, $904 and $9,246, respectively of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021	Level	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$10,666,666	3	$13,733,333
Warrant Liability – Private Placement Warrants	3	$6,156,000	3	$7,828,000

Total Warrant Liability		$16,822,666		$21,561,333

The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within the warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statements of operations.
The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market and the measurement of the Private Placement Warrants as of September 30, 2021 and December 31, 2020 and the measurement of the Public Warrants as of December 31, 2020 are classified as Level 3 due to the use of unobservable inputs in a Monte Carlo simulation model.
On February 8, 2021, the Company announced that the holders of the Company’s units (the “Units”) may elect to separately trade the Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and warrants included in the Units commencing on February 8, 2021. Each Unit consists of one Class A ordinary share and one-third of one
redeemable warrant to purchase one Class A ordinary share. Any Units not separated will continue to trade on The Nasdaq Capital Market (“Nasdaq”) under the symbol “COOLU”. Any underlying Class A ordinary shares and warrants that are separated will trade on the Nasdaq under the symbols “COOL” and “COOLW,” respectively. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade
.
The Public Warrants with a fair value of $21,561,333 were transferred from Level 3 to Level 1 due to the announcement noted above. Effective February 8, 2021, valuation for the Public Warrants is based upon the use of an observable market quote in an active market.
As of September 30, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.80 and $0.81, respectively per warrant for aggregate values of approximately

$10.7
million and
$6.2
 million, respectively
. As of December 31, 2020, the Public Warrants and Private Placement Warrants were determined to be $1.03 per warrant for aggregate values of approximately
$13.7

million and $7.8 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$7,828,000	$13,733,333	$21,561,333
Change in valuation inputs or other assumptions	(1,672,000)	(3,066,666)	(4,738,666)

Fair value as of September 30, 2021	$6,156,000	$10,666,667	$16,822,667

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
References to the “company,” “our,” “us” or “we” refer to Corner Growth Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties
.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form
10-Q,
words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”). Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form
10-Q
should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph
.
Overview
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
Liquidity and Capital Resources
As indicated in the accompanying financial statements, at September 30, 2021, we had $873,480 in our operating bank account, and working capital of $1,147,337, and approximately $124,203 of unrealized gains on the proceeds deposited in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.
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
Results of Operations
Our entire activity since inception through September 30, 2021 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of September 30, 2021, $873,480 was held outside the trust account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended September 30, 2021, we had a net income of $7,934,434, which consisted of $40,687 in unrealized gains, dividends and interest, held in the trust account, a change in the fair value of warrant liabilities of $8,373,333, and $479,586 in general and administrative expenses.

For the nine months ended September 30, 2021, we had a net income of $3,490,095 which consisted of $124,203 in unrealized gains, dividends and interest, held in the trust account, a change in the fair value of warrant liabilities of $4,738,666, and $1,372,774 in general and administrative expenses.
Related Party Transactions
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. For the three months and nine months ended September 30, 2021, there were no outstanding Working Capital Loans under this arrangement.
Administrative Support Agreement
We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We recognized $120,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the three months ended September 30, 2021. We recognized $360,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the nine months ended September 30, 2021 and we recognized $120,000 for the three months ended September 30, 2021.
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
Our significant accounting policies are fully described in Note 3 to our condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements.
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
and complied with ASU
2020-06
for the three months ended September 30, 2021 and the nine months ended September 30, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
For the three months and nine months ended September 30, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
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
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal quarter ended September 30, 2021, as required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due to material weakness in our internal control over financial reporting as described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements and related financial information included in this Quarterly Report on Form
10-Q
present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the Statement, the Company’s management reevaluated the terms of the warrants, and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. As a result of this reevaluation, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants. This material weakness was remediated during the quarter ended June 30,2021.
Additionally, the Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. As such, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.

ASC 480 paragraph 10-S99 provides that redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. As a result, management identified a material weakness in our internal control over financial reporting of complex instruments related to the accounting of the Class A ordinary shares. Moreover, on November 15, 2021, the audit committee of our board of directors concluded, in consultation with third party professionals that the Company’s audited annual financial statements as of December 31, 2020, filed with the SEC in the Company’s amendment to its Annual Report on Form 10-K as of and for the year ended December 31, 2020, and the Company’s quarterly unaudited financial statements and related footnotes as of and for the quarterly periods ended March 31, 2021 and June 30, 2021, should be restated and should no longer be relied upon. We have restated our financial statements for the affected periods in this Quarterly Report, as described in Note 2 of the notes to the financial statements included herein.

Changes in Internal Control over Financial Reporting
Except as discussed above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our annual report on Form
10-K/A
filed with the SEC on May 24, 2021. We may disclose changes to such risk factors or disclose additional risk factors from time to time in future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2021.

CORNER GROWTH ACQUISITION CORP.

By:	Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer