Form 10-K/A
period 2020-12-31
Corner Growth Acquisition Corp.
filed 2022-01-06
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 2)
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
As of January
5
, 2022, there were
40,000,000 Class A ordinary shares, par value $0.0001 per share and 10,000,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share of the registrant issued and outstanding.

EXPLANATORY NOTE
Corner Growth Acquisition Corp. (the “Company”) is filing this Amendment No. 2 on Form
10-K/A
(the “Amendment”) to amend and restate certain items in its Amendment No. 1 to its Annual Report on Form
10-K
as of December 31, 2020 and for the period from October 20, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “First Amended
10-K”).
Background of Restatement Related to the Classification of Class A Ordinary Shares Subject to Possible Redemption
On November 19, 2021, the Company’s management and the audit committee of the board of directors (the “Audit Committee”) of Corner Growth Acquisition Corp. (the “Company”) concluded, in consultation with the Company’s management and Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm, that the Company’s audited balance sheet as of December 21, 2020 and the Company’s audited annual financial statements as of December 31, 2020, filed with the SEC in the Company’s amendment to its Annual Report on Form 10-K as of and for the period from October 20, 2020 (inception) through December 31, 2020, and the Company’s quarterly unaudited financial statements and related footnotes as of and for the quarterly periods ended March 31, 2021 and June 30, 2021 (collectively, the “Affected Periods”), should no longer be relied upon and are to be restated in order to correct the reclassification error described below. The corrections to the Company’s accounting related to the classification of its Class A ordinary shares subject to possible redemption and its earnings per share calculations did not have any impact on its cash position or cash held in its Trust Account. Effective with the financial statements included in Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 19, 2021, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, the Company will present all shares of redeemable Class A ordinary shares as temporary equity. We are also restating the audited financial statements included in the First Amended 10-K in this Amendment. The restatement had no impact on our previously reported total assets, liabilities or operating results and is more fully described in Note 2 of the notes to the financial statements included herein.
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares issued in connection with its initial public offering in temporary equity. ASC 480, paragraph 10-S99 provides that redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider all redeemable shares classified as temporary equity. In connection with the change in presentation for the Class A shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Effects of Restatement Related to Classification of Class A Ordinary Shares Subject to Possible Redemption
As a result of the factors described above, the Company has included restated financial statements of the Company’s audited annual financial statements as of December 31, 2020, previously filed with the SEC in the Company’s amendment to its Annual Report on Form 10-K as of and for the period from October 20, 2020 (inception) through December 31, 2020 to restate items related to the accounting for temporary equity and permanent equity and the Company’s earnings per share calculation in this Amendment.
The restatement of the financial statements had no impact on the Company’s liquidity or cash position.
See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Items Amended in this Amendment
The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Company’s Annual Report on Form 10-K as of December 31, 2020 and for the period from October 20, 2020 (inception) through December 31, 2020, originally filed with the SEC on March 31, 2021 (the “Original 10-K”) or the First Amended 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original
10-K
or the First Amended 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original
10-K
or the First Amended 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original
10-K
or the First Amended 10-K, other than the restatement related to the classification of Class A ordinary shares subject to possible redemption, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original
10-K
and the First Amended 10-K.

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
Item 1. Business.
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

•
Management distraction
: Preparation for and execution of an IPO requires management teams to devote considerable time and attention to the lengthy IPO process, including document drafting, underwriter selection and extensive investor engagement. This significant commitment can potentially distract management teams from focusing on the company’s product and growth strategies, a particularly challenging dynamic for high-growth technology company executives.

•
Price discovery and shareholder base development
: The process for technology IPO demand generation often produces IPO order books that are significantly oversubscribed, but lacks an effective price discovery mechanism and encourages participation from many investors that are focused on short-term performance. Furthermore, limited price discovery and short-term focused investors can create a misalignment of incentives during the IPO share allocation process between technology companies and their underwriters. The current technology IPO book-build process fails to deliver the requisite information to technology company management teams, pre-IPO
stakeholders and underwriters to make informed judgements regarding IPO pricing and allocation decisions and alternatives.

•
Longer-term
 impacts
: A technology IPO book build that is characterized by ineffective price discovery and initial public shareholder base development can lead to material longer-term negative impacts for companies completing an IPO, such as shareholder base turnover and increased share price volatility. These dynamics have far reaching effects on newly public companies and can impair a management team’s ability to focus on long-term value creation.

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

We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that fact in our shareholder communications related to the acquisition. As discussed elsewhere in this Annual Report on Form
10-K/A,
this would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.
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

Item 1A. Risk Factors (Restated).
Summary of Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K/A,
including in the section entitled “Risk Factors,” before making a decision to invest in our units. If any of the following events occur, our business, financial condition state and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:
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
We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in December 2020, the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. These material weaknesses resulted in a material misstatement of our warrant liabilities and related financial disclosures, the initial carrying value of the Class A ordinary shares subject to possible redemption and our earnings per share calculation for the affected periods.
To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the December 2020 Initial Public Offering, the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as the Explanatory Note and Part II, Item 9A: Controls and Procedures included in this Annual Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3
or Form
S-4,
which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
The restatement of our financial statements in May 2021 and January 2022 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.
As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our ordinary share price to decline.
Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our ordinary shares.
All of our Class A common stock subject to possible redemption is classified as temporary equity and we recognize accretion from the initial carrying value to redemption value at the time of our Initial Public Offering.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently maintain our executive offices at 251 Lytton Avenue, Suite 200, Palo Alto, California 94301. The cost for our use of this space is included in the $40,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).
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
In this Report, the Company is restating its audited annual financial statements as of December 31, 2020, previously filed with the SEC on May 24, 2021 in the Company’s amendment to its Annual Report on Form 10-K as of and for the period from October 20, 2020 (inception) through December 31, 2020.
Restatements of Previously Issued Financial Statements
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
The Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock (ordinary shares). Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the pricing model and to determine fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing model of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.
As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements included in its form 10-K filed with the SEC on March 31, 2021. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.
The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.
On November 19, 2021, the Company’s management and the audit committee of the Company concluded, in consultation with the Company’s management and Marcum, the Company’s independent registered public accounting firm, that the Company’s audited balance sheet as of the Affected Periods should no longer be relied upon and are to be restated in order to correct the reclassification error described below. The corrections to the Company’s accounting related to the classification of its Class A ordinary shares subject to possible redemption and its earnings per share calculations did not have any impact on its cash position or cash held in its Trust Account. Effective with the financial statements included in Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 19, 2021, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, the Company will present all shares of redeemable Class A ordinary shares as temporary equity. We are also restating the audited financial statements included in the First Amended 10-K in this Amendment. The restatement had no impact on our previously reported total assets, liabilities or operating results and is more fully described in Note 2 of the notes to the financial statements included herein.
In connection with the change in presentation for the Class A shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares issued in connection with its initial public offering in temporary equity. ASC 480, paragraph 10-S99 provides that redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider all redeemable shares classified as temporary equity.
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
Liquidity and Capital Resources (Restated, See Note 2, Amendment 1)
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
Critical Accounting Policies
Class A Ordinary Shares subject to possible redemption (Restated, See Note 2, Amendment 2)
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial carrying value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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
Results of Operations (Restated, See Note 2, Amendment 1)
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
Net Loss Per Ordinary Share (As Restated, See Note 2, Amendment 2)
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average
number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,933,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from October 20, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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

Item 8. Financial Statements and Supplementary Data (Restated).
This information appears following Item 16 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9a. Controls and Procedures (Restated).
Disclosure Controls and Procedures
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
On November 19, 2021, the Company’s management and the audit committee of the Company concluded, in consultation with the Company’s management and Marcum, the Company’s independent registered public accounting firm, that the Company’s audited balance sheet as of the Affected Periods should no longer be relied upon and are to be restated in order to correct the reclassification error described below. The corrections to the Company’s accounting related to the classification of its Class A ordinary shares subject to possible redemption and its earnings per share calculations did not have any impact on its cash position or cash held in its Trust Account. Effective with the financial statements included in Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 19, 2021, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, the Company will present all shares of redeemable Class A ordinary shares as temporary equity. We are also restating the audited financial statements included in the First Amended 10-K in this Amendment. The restatement had no impact on our previously reported total assets, liabilities or operating results and is more fully described in Note 2 of the notes to the financial statements included herein.
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 1 and Amendment No. 2 to our Annual Report, our management re-evaluated,
with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, revalue the Company’s Class A ordinary shares subject to possible redemption and restate its earnings per share calculation as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020 due to material weakness in our internal control over financial reporting. As a result, the Company performed additional analysis as deemed necessary to ensure that its financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K/A Amendment No. 2 present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.
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
Management’s Report on Internal Control Over Financial Reporting
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
In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for significant and unusual transactions related to the warrants and Class A ordinary shares subject to possible redemption we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.
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
ASC 480 paragraph 10-S99 provides that redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider all redeemable shares classified as temporary equity. As a result, management identified a material weakness in our internal control over financial reporting of complex instruments related to the accounting of the Class A ordinary shares. Moreover, on November 15, 2021, the audit committee of our board of directors concluded, in consultation with third party professionals that the Company’s audited annual financial statements as of December 31, 2020, filed with the SEC in the Company’s amendment to its Annual Report on Form 10-K as of and for the year ended December 31, 2020, and the Company’s quarterly unaudited financial statements and related footnotes as of and for the quarterly periods ended March 31, 2021 and June 30, 2021, should be restated and should no longer be relied upon. We have restated our financial statements for the affected periods in this Quarterly Report, as described in Note 2 of the notes to the financial statements included herein.

In connection with Amendment 1 described in “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in
capital and accumulated deficit as of and for the year ended December 31, 2020.
In connection with Amendment 2 described in “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting of complex instruments related to the accounting of the Class A ordinary shares. This material weakness resulted in a material misstatement of our temporary equity as part of net tangible assets and earnings per share as of and for the year ended December 31, 2020.
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
This Annual Report on Form 10-K/A Amendment No. 2 does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, research materials and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
Item 9b. Other Information.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
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
John Cadeddu
, has served as our
Co-Chairman
and member of our board of directors since October 2020. He is currently a General Partner and Managing Director of Corner Ventures and
co-founded
its predecessor firm, DAG Ventures. Mr. Cadeddu will also serve as
Co-Chairman
and a director of Corner Growth 2 and Corner Growth 3. From 2004 to 2016, DAG Ventures raised in excess of $1.6 billion over five funds, and Mr. Cadeddu sourced many of DAG Ventures’ most successful investments, including Ambarella, Inc. (NASDAQ: AMBA), Bloom Energy Corporation (NYSE: BE), Clearwell Systems, Inc. (acquired by Symantec), Eventbrite, Inc. (NYSE: EB), FireEye, Inc. (NASDAQ: FEYE), Glassdoor, Inc. (acquired by Recruit Holdings Co., Ltd.), Grubhub Inc. (NYSE: GRUB), iZettle AB (acquired by PayPal), Jasper Technologies, Inc. (acquired by Cisco), LearnVest, Inc. (acquired by Northwest Mutual), Nextdoor, 1Life Healthcare, Inc. (NASDAQ: ONEM), OptiMedica Corporation (acquired by AMO), Silver Peak Systems, Inc. (acquired by HPE), Wealthfront Inc., WeWork Companies Inc., Wix.com Ltd. (NASDAQ: WIX), Xoom Corporation (listed as XOOM on the Nasdaq Global Select Market prior to being acquired by PayPal) and Yelp Inc. (NYSE: YELP). From 1999 to 2004, Mr. Cadeddu worked at Duff Ackerman & Goodrich, a telecommunications-focused private equity firm. Prior to Duff Ackerman & Goodrich, Mr. Cadeddu worked at Tandem Computers, Octel Communications, JP Morgan and Amsterdam Pacific. Mr. Cadeddu serves on the board of directors of CommonSense Robotics Ltd., Prismo Systems Inc. and Picarro. He is also a board observer at Twin Health and Wealthfront Inc. He has previously served as board member or board observer at Ambarella Inc., Bloom Energy Corporation, EventBrite, Inc., FireEye, Inc., Glassdoor, Inc., GrubHub Inc., Mint Software Inc., 1Life Healthcare, Inc., Pacific BioSciences of California, Inc., Silver Peak Systems, Inc. and Xoom Corporation. Mr. Cadeddu is a graduate of Harvard University and received his MBA from the Stanford University Graduate School of Business. We believe Mr. Cadeddu’s substantial experience investing in growth stage technology companies, extensive network, and various prior investment roles makes him well qualified to serve as a member of our board of directors.
Marvin Tien
, has served as our
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
Jane Batzofin
, has served as our President since October 2020. She is currently a Partner and General Counsel at Corner Ventures. She will also serve as President of Corner Growth 2 and Corner Growth 3. Previously, Ms. Batzofin served as Director and General Counsel for Green Lake Capital, leading one of the first Power Purchase Agreement Funds in the renewable energy space from 2010 to 2014. In 2014, Ms. Batzofin and Mr. Tien structured a sale of the Green Lake Capital portfolio to ATNI International (NASDAQ: ATNI) and continued to manage it under the Ahana Renewables umbrella, a subsidiary of ATNI. Ahana Renewables was focused on cross-border transactions in the energy sector. Ms. Batzofin has served as an advisor to Corner Capital Group since 2014 and is currently a Partner. Prior to that Ms. Batzofin was a real estate and structured finance attorney from 2004 to 2008 at DLA Piper where she represented commercial banks, insurance companies, REITs, and funds in capital markets transactions. Ms. Batzofin has served on the Board of Directors for TILT Holdings Inc. (OTCMKTS: TLLTF) since 2019. She is a graduate of the University of California, Los Angeles and received her JD from Brooklyn Law School.
Jerry Letter
, has served as our Chief Financial Officer and Chief Operating Officer since February 2021. He is currently Chief Financial Officer, Chief Operating Officer and a Partner at Corner Ventures. He will also serve as Chief Financial Officer and Chief Operating Officer of Corner Growth 2 and Corner Growth 3. Prior to joining Corner Ventures in February 2021, Mr. Letter served in various roles for Airbnb, Inc. (NASDAQ: ABNB) (“Airbnb”) from March 2017 until January 2021, including as a member of the company’s global leadership team as director of operations and finance and as the chief operations and financial officer for Airbnb’s luxury business unit, where he was responsible for home supply and quality, service product design, guest experience/hospitality, strategy, finance, and business operations. From 2005 to 2017, Mr. Letter served as a partner and the chief financial officer at InterMedia Partners, L.P. (“InterMedia”), a middle-market media and tech focused growth and private equity fund. At InterMedia, Mr. Letter led the sourcing and execution of multiple buy-side
transactions while also utilizing operational expertise by working closely with portfolio company management to drive value creation post investment. While at InterMedia,

Mr. Letter was also instrumental in executing a series of mergers creating Hemisphere Media Group, Inc. (NASDAQ: HMTV) via the Azteca Acquisition Corporation, a special purpose acquisition company. Prior to InterMedia, Mr. Letter was based in Silicon Valley, where he served as director of finance at Exodus Communications, Inc., and as corporate controller of GlobalCenter Inc. Mr. Letter began his career at Arthur Andersen LLP becoming a Certified Public Accountant (currently inactive). Mr. Letter has served on the Board of Directors of Selina Holding Company SE since January 2021. Mr. Letter is a graduate of Indiana University and received his MBA from Columbia Business School.
David Kutcher
, has served as our Chief Investment Officer since February 2021, and previously served as our Chief Financial Officer from October 2020. He is currently a Venture Partner with Corner Ventures, where he previously served as Chief Financial Officer from October 2020 until February 2021. He will also serve as Chief Investment Officer of Corner Growth 2 and Corner Growth 3. Prior to joining Corner Ventures in 2020, he was the managing partner at Torian Capital Partners, a firm he co-founded
in 2016, which now serves as a family investment vehicle. From 2011 to 2016, Mr. Kutcher was a Managing Director with Broadband Capital Management, a New York based merchant banking firm and was an advisor to its successor firm, Broadband Capital Partners, an alternative investment firm, from February 2016 until December 2018. Mr. Kutcher was also the interim chief financial officer for Immunome (NASDAQ: IMNM), a Broadband Capital portfolio company, from June 2016 through March 2018. Mr. Kutcher had a significant role in assisting special purpose acquisition companies through their initial public offering and business combination processes, including Committed Capital Acquisition Corporation, which acquired One Group Hospitality, Inc. (NASDAQ: STKS) in October 2013 and was controlled by Broadband Capital principals. Mr. Kutcher started his career as an M&A and capital markets lawyer with Ellenoff Grossman & Schole LLP in New York from 2008 to 2011. Prior investments include Vroom, Inc. (NASDAQ: VRM), Immunome, Inc. (NASDAQ: IMNM), Zynerba Pharmaceuticals, Inc. (NASDAQ: ZYNE), ONE Group Hospitality, Inc. (NASDAQ: STKS), Montrose Environmental Group, Inc. (NYSE: MEG), TILT Holdings Inc. (OTCMKTS: TLLTF), Hydrofarm Holdings Group, Inc. (NYSE: HYFM) and Mile High Labs International, Inc. Mr. Kutcher is also a board observer at IPwe. Mr. Kutcher holds a Bachelor of Arts from the University of the South (Sewanee) and a JD from Samford University (Cumberland).
Kevin Tanaka
, has served as our Director of Corporate Development since October 2020. He has been a Principal at Corner Ventures since 2019. He will also serve as Director of Corporate Development of Corner Growth 2 and Corner Growth 3. Prior to joining Corner Ventures, Mr. Tanaka worked at
M-III
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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
John Cadeddu	Corner Ventures	Venture Firm	Co-founder, General Partner

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Co-Chairman, Director

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Co-Chairman, Director

	CommonSense Robotics Ltd. (d/b/a Fabric)	Logistics automation	Director

	Prismo Systems Inc.	Cybersecurity	Director

	Picarro, Inc.	Electronic equipment and instruments	Director

Marvin Tien	Corner Ventures (1)	Venture Firm	Co-founder, General Partner

	Corner Capital Group (1)	Investment Firm	General Partner

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director

	Healthy.io Ltd.	Healthcare technology	Director

	Nexar Inc.	Artificial Intelligence	Director

	Legal Logic Ltd. (d/b/a LawGeex)	Legal contract automation	Director

Alexandre Balkanski	Picarro, Inc.	Electronic equipment and instruments	President, Chief Executive Officer and Director

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director Nominee

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee

	D2s, Inc.	Software and tech services	Director

	Engageli, Inc.	Digital learning	Director

John Mulkey	Mulkey Holdings	Hospitality, real estate, gaming and lodging	Manager

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director Nominee

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee

Jason Park	DraftKings Inc.	Consumer discretionary services	Chief Financial Officer

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director Nominee

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee

Jane Batzofin	Corner Ventures (1)	Venture Firm	Partner, General Counsel

Individual	Entity	Entity’s Business	Affiliation
	Corner Capital Group (1)	Investment Firm	Partner, General Counsel

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	President

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	President

	TILT Holdings Inc.	Cannabis holding company	Director

Jerry Letter	Corner Ventures (1)	Venture Firm	Partner, Chief Financial Officer and Chief Operating Officer

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer

	Selina Holding Company SE	Hotel Group	Director

David Kutcher	Corner Ventures (1)	Venture Firm	Venture Partner

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Chief Investment Officer

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Chief Investment Officer

Kevin Tanaka	Corner Ventures (1)	Venture Firm	Principal

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director of Corporate Development

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director of Corporate Development

(1)	Includes certain of its funds and other affiliates.
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
Item 11. Executive Compensation.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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
Changes in Control
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
Item 14. Principal Accountant Fees and Services.
The following is a summary of fees paid to Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial
statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period from October 20, 2020 (date of inception) to December 31, 2020, including services in connection with our Initial Public Offering, totaled approximately $60,000. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from October 20, 2020 (date of inception) to December 31, 2020, we did not pay Marcum for consultations concerning financial accounting and reporting standards.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from October 20, 2020 (date of inception) to December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the period from October 20, 2020 (date of inception) to December 31, 2020.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules (Restated).
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements
(2) Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2021, File No. 001-39814).

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.4	Administrative Services Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.5	Form of Letter Agreement between the Registrant, the Sponsor and each director and executive officer of the Registrant (incorporated by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2021, File No. 001-39814).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
Item 16. Form
10-K/A
Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized.
January 5, 2022

CORNER GROWTH ACQUISITION CORP.
/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on
Form 10-K/A has
been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marvin Tien Marvin Tien	Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer)	January 5, 2022

/s/ Jerome Letter Jerome Letter	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	January 5, 2022

/s/ John Cadeddu John Cadeddu	Co-Chairman and Director	January 5, 2022

/s/ Alexandre Balkanski Alexandre Balkanski	Director	January 5, 2022

/s/ John Mulkey John Mulkey	Director	January 5, 2022

/s/ Jason Park Jason Park	Director	January 5, 2022

CORNER GROWTH ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
Audited Financial Statements for Corner Growth Acquisition Corp.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Corner Growth Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Corner Growth Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from October 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial Statements as of December 31, 2020 and for the period from October 20, 2020 (inception) through December 31, 2020 have been restated to correct certain errors.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
March 30, 2021, except for the effects of the restatements disclosed in Notes 2, 3 and 9—Amendment 1, as to which the date is May 24, 2021, and in Notes 2, 3 and 8—Amendment 2, as to which the date is January 5, 2022.

CORNER GROWTH ACQUISITION CORP.
BALANCE SHEET (AS RESTATED)
December 31, 2020

ASSETS
Current assets

Cash	$1,916,935
Prepaid expenses	765,073

Total Current Assets	2,682,008

Marketable securities held in trust account	400,005,705

Total Assets	$402,687,713

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Offering Costs Payable	$111,867
Accrued Expenses	50,000
Accounts Payable	30

Total Current Liabilities	161,897
Warrant liabilities Deferred underwriting fee payable	21,561,333 14,000,000

Total Liabilities	35,723,230

COMMITMENTS
Class A ordinary shares subject to possible redemption, 40,000,000 shares at redemption value	400,000,000
Shareholders’ Deficit
Preference Shares, $.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary Shares, $.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 40,000,000 shares subject to possible redemption)	—
Class B ordinary Shares, $.0001 par value, 30,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	—
Accumulated deficit	(33,036,517)

Total Shareholders’ Deficit	$(33,035,517)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$402,687,713

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
For the period from October 20, 2020 (inception) through December 31, 2020
STATEMENT OF OPERATIONS (AS RESTATED)

Operating and formation costs	$138,809

Loss from operations	(138,809)
Other Income (Loss):
Unrealized gain on marketable securities held in Trust Account	5,705
Transaction costs	(787,760)
Change in fair value of warrant liabilities	(209,333)

Net loss	$(1,130,197)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	8,333,333

Basic and diluted net loss per ordinary share, Class A	$(0.07)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,917,535

Basic and diluted net loss per ordinary share, Class B	$(0.07)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
For the period from October 20, 2020 (inception) through December 31, 2020
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (AS RESTATED)

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid- in Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance - October 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to initial shareholders	—	—	10,062,500	1,006	23,994	—	25,000
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(62,500)	(6)	6	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(3,672,000)	(31,906,320)	(35,578,320)
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	3,648,000	—	3,648,000
Net loss	—	—	—	—	—	(1,130,197)	(1,130,197)

BALANCE, DECEMBER 31, 2020	—	$—	10,000,000	$1,000	$—	$(33,036,517)	$(33,035,517)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
For the period from October 20, 2020 (inception) through December 31, 2020
STATEMENTS OF CASH FLOWS (AS RESTATED)

Cash Flows from Operating Activities
Net loss	$(1,130,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(5,705)
Change in fair value of warrant liabilities Transaction costs allocable to warrant liabilities	209,333 787,760
Changes in operating assets and liabilities:
Accounts payable	30
Accrued expenses	50,000
Prepaid expenses	(765,073)

Net cash used in operating activities	(853,852)

Cash Flows used in Investing Activities
Investment of cash in Trust Account	(400,000,000)
Net cash used in investing activities	(400,000,000)
Cash Flows from Financing Activities
Proceeds from promissory note—related party	120,000
Repayment of promissory note—related party	(120,000)
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000
Proceeds from sale of Private Placement Warrants	11,400,000
Payment of offering costs	(654,213)

Net cash provided by financing activities	402,770,787

Net change in cash	1,916,935
Cash at beginning of the period	—

Cash at end of the period	$1,916,935

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$400,000,000

Deferred underwriting fee	$14,000,000

Initial classification of warrant liabilities	$21,352,000

Offering costs payable	$111,867

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
Amendment 1
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

	As Previously Reported in Form 10-K	Adjustments	As Restated in Form 10-K/A, Amendment No. 1
Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$21,561,333	$21,561,333
Total liabilities	14,161,897	21,561,333	35,723,230
Class A ordinary shares subject to possible redemption	383,525,810	(21,561,333)	361,964,477
Class A ordinary shares	165	216	381
Additional paid-in capital	5,131,945	996,877	6,128,822
Accumulated deficit	(133,104)	(997,093)	(1,130,197)
Total Shareholders’ Equity	$5,000,006	$—	$5,000,006
Number of Class A ordinary shares subject to redemption	38,352,581	(2,156,133)	36,196,448

Statement of Operations for the Period From October 20, 2020 (inception) through December 31, 2020
Change in fair value of warrant liabilities	$—	$(209,333)	$(209,333)
Transaction costs	—	(787,760)	(787,760)
Other income (loss), net	5,705	(997,093)	(991,388)
Net loss	$(133,104)	$(997,093)	$(1,130,197)
Basic and diluted weighted average shares outstanding, Redeemable ordinary shares	38,354,102	(1,540,095)	36,814,007
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	9,217,901	419,248	9,637,149
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.02)	$(0.10)	$(0.12)

Statement of Changes in Shareholders’ Equity for the Period From October 20, 2020 (inception) through December 31, 2020
Class A ordinary shares	$165	$216	$381
Additional paid-in capital	5,131,945	996,877	6,128,822
Accumulated deficit	(133,104)	(997,093)	(1,130,197)
Total Shareholders’ Equity	$5,000,006	$—	$5,000,006
Class A ordinary shares subject to possible redemption	1,647,419	(2,156,133)	3,803,552

Statement of Cash Flows for the Period From October 20, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(133,104)	$(997,093)	$(1,130,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	209,333	209,333
Transaction costs allocable to warrant liabilities	—	787,760	787,760
Amendment 2
In connection with

the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares issued in connection with its initial public offering in temporary equity. ASC 480, paragraph 10-S99 provides that redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider all redeemable shares classified as temporary equity.
In connection with the change in presentation for the Class A shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the following financial statements should be restated: the Company’s audited annual financial statements as of December 31, 2020, filed with the SEC in the Company’s amendment to its Annual Report on Form 10-K as of and for the period from October 20, 2020 (inception) through December 31, 2020, (“Amendment 1”). As such, the Company will restate its financial statements included in Amendment 1 covering the periods through December 31, 2020 in this Form 10-K/A (“Amendment 2”).
The restatement does not have an impact on the Company’s cash position and cash held in the Trust Account established in connection with the IPO.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of December 31, 2020 and for the period from October 20, 2020 (inception) through December 31, 2020:

	As Previously Reported in Form 10-K/A, Amendment No. 1	Adjustments	As Restated
Balance sheet as of December 31, 2020
Class A ordinary shares subject to possible redemption	$361,964,477	$38,035,523	$400,000,000
Class A ordinary shares, $0.001 par value	381	(381)	—
Class B ordinary shares, $0.001 par value	1,000	—	1,000
Additional paid-in capital	6,128,822	(6,128,822)	—
Accumulated deficit	(1,130,197)	(31,906,320)	(33,036,517)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(38,035,523)	$(33,035,517)
Number of Class A ordinary shares subject to redemption	36,196,448	3,803,552	40,000,000

	EPS for Class A ordinary shares (redeemable)
Statement of operations for the period from October 20, 2020 (inception) through December 31, 2020	As Previously Reported in Form 10-K/A, Amendment No. 1	Adjustments	As Restated
Allocation of net income (loss)	$5,163	$(551,124)	$(545,961)
Weighted average shares outstanding	36,814,007	(28,480,674)	8,333,333
Basic and diluted loss per share	$—	$(0.07)	$(0.07)

	EPS for Class B ordinary shares (non-redeemable)
Statement of operations for the period from October 20, 2020 (inception) through December 31, 2020	As Previously Reported in Form 10-K/A, Amendment No. 1	Adjustment s	As Restated
Allocation of net loss	$(1,135,360)	$551,124	$(584,236)
Weighted average shares outstanding	9,637,149	(719,614)	8,917,535
Basic and diluted loss per share	$(0.12)	$0.05	$(0.07)

	As Previously Reported in Form 10-K/A Amendment No. 1	Adjustments	As Restated
Statement of Changes in Shareholders’ Equity (Deficit) for the Period From October 20, 2020 (inception) through December 31, 2020
Class A ordinary shares	$381	$(381)	$0
Additional paid-in capital	6,128,822	(6,128,822)	0
Accumulated deficit	(1,130,197)	(31,906,320)	(33,036,517)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(38,035,523)	$(33,035,517)
Class A ordinary shares subject to possible redemption	3,803,552	(3,803,552)	0

Statement of Cash Flows for the period from October 20, 2020 (inception) through December 31, 2020	As Previously Reported in Form 10-K/A, Amendment No. 1	Adjustments	As Restated
Initial classification of Class A ordinary shares subject to redemption	$362,227,030	$37,772,970	$400,000,000
Change in value of Class A ordinary shares subject to possible redemption	(262,553)	262,553	—
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
Warrants Liabilities (Restated, see Note 2, Amendment 1)
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
Class A Ordinary Shares Subject to Possible Redemption (Restated, See Note 2, Amendment 2)
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
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.
At December 31, 2020, the Class A ordinary shares reflected in the balance sheet are reconcilled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(13,600,000)
Class A ordinary share issuance costs	(21,978,320)
Plus:
Accretion of carrying value to redemption value	35,578,320
Class A ordinary shares subject to possible redemption	$400,000,000
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

Net Loss Per Ordinary Share (Restated)
See Note 2 in connection with the net loss per ordinary share in Amendment No. 1. The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,933,333, of the Company’s Class A ordinary shares in the calculation of diluted net loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from October 20, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(545,961)	$(584,236)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,333,333	8,917,535

Basic and diluted net loss per ordinary share	$(0.07)	$(0.07)

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
Note 5 — Related Party Transactions
Founder Shares
On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to certain adjustments, as described in Note 7. As a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited for no consideration on December
23
, 2020, resulting in 10,000,000 Class B ordinary shares outstanding.
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
Note 7 – Warrant Liabilities
The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and, following the effective date of the registration statement, the Company will use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
 business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Note 8 — Shareholders’ Equity (Restated, See Note 2, Amendment 2)
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class
 A Ordinary Shares
 (Restated, See Note 2, Amendment 2) — The Company is authorized to issue
300,000,000
Class A ordinary shares with a par value of $
0.0001
per share. At December
31
,
2020
, there were
40,000,000
 Class A ordinary shares issued or outstanding, all of which are subject to possible redemption and classified as temporary equity as referenced in Notes 2 and 3.
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
Note 9 — Fair Value Measurements (Restated, see Note 2, Amendment 1)
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
The Public and Private Warrants were initially valued using a Monte Carlo simulation Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.
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
The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at initial measurement and subsequent measurement:

Input	December 21, 2020 (Initial Measurement )	December 31, 2020 (Subsequent Measurement )
Risk-free interest rate	0.39%	0.36%
Expected term (years)	5.0	5.0
Expected volatility	18.0%	18.0%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
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
Note 10 — Subsequent Events
The Company evaluated subsequent ev
e
nts and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, other than those described above for the restatements, that would have required adjustment or disclosure in the financial statements.