Form 10-K
period 2021-12-31
Corner Growth Acquisition Corp.
filed 2022-03-31
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditor	Auditor Name:	Auditor Location:
PCAOB ID 688	Marcum LLP	New York, NY
The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third
of one redeemable warrant, began trading on The Nasdaq Capital Market (the “Nasdaq”) on December 17, 2020. Commencing February 8, 2021, holders of the units were permitted to elect to separately trade the Class A ordinary shares and warrants included in the units. On June 30, 2021, the aggregate market value of the registrant’s Class A ordinary shares held by non-affiliates
of the registrant was $389,600,000
 (based on the Nasdaq closing sales price of the ordinary shares on June 30, 2021 of $9.74).
As of March 3
1
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
after five fund generations and a
17-year
legacy, partnered with Marvin to start Corner Ventures. Corner Ventures’ aim was, and is, to generate best-in-class
investment returns by sourcing and investing in emerging, early-growth stage technology companies that could grow into global category leaders.
Corner Ventures and its predecessor funds have backed over 200 different companies, with 32 public exits and 73 exits via acquisition, and maintain a network of relationships with leading early-stage investors, entrepreneurs, and executives. Selected examples include: Ambarella, Inc. (NASDAQ: AMBA), Bloom Energy Corporation (NYSE: BE), Eventbrite, Inc. (NYSE: EB), FireEye, Inc. (NASDAQ: FEYE), Glassdoor, Inc. (acquired by Recruit Holdings Co., Ltd.), Grubhub Inc. (NASDAQ: GRUB), iZettle AB (acquired by PayPal Holdings Inc. (“PayPal”)), Jasper Technologies, Inc. (acquired by Cisco Systems), Nextdoor Inc., 1Life Healthcare, Inc. (NASDAQ: ONEM), OptiMedica Corporation (acquired by Abbott Medical Optics (“AMO”)), Silver Peak Systems, Inc. (acquired by Hewlett Packard Enterprise (“HPE”)), Wealthfront Inc., WeWork Companies Inc., Wix.com Ltd. (NASDAQ: WIX), Xoom Corporation (listed as XOOM on the Nasdaq Global Select Market prior to being acquired by PayPal) and Yelp Inc. (NYSE: YELP).
We believe our team’s collective 70+ years of investment experience, over
17-year
legacy of investing in growth-stage technology companies alongside leading early-stage venture capital investors and record of helping founders build category-leading technology companies, in addition to our broad industry and geographical reach across our networks, provide us with a substantial competitive advantage in pursuing a wide range of opportunities. See “Risk Factors — Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.”
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
Key technological advances and practices, such as cloud computing, data analytics, machine vision and learning, mobile computing, open source software development, developer-focused software tools, quantum computing and software-defined networking, are examples of a growing array of powerful tools employed by nimble, fast-growing technology companies unburdened with legacy business models or modes of thought, to rapidly disrupt ever-larger sectors of the global economy. Investors able to identify trends and patterns early in the cycle, support strong management teams in executing an accelerated growth plan and furnish the capital and structure to sustain such growth will be well-positioned to share in this phase’s value creation. As of January 2022, we estimate there were more than 550 private U.S. technology companies with a valuation in excess of $1.0 billion, commonly referred to as “unicorns.” In comparison, as of January 2022, there were more than 550 public U.S. listed technology companies with a market capitalization in excess of $1.0 billion. Corner Ventures, and its predecessor firm, has invested in 27 “unicorns” to date with several others within its portfolio approaching “unicorn” status.
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

•
Longer-term
 impacts
: A technology IPO book build that is characterized by ineffective price discovery and initial public shareholder base development can lead to material longer-term negative impacts for companies completing an IPO, such as shareholder base turnover and increased share price volatility. These dynamics have far-reaching
effects on newly public companies and can impair a management team’s ability to focus on long-term value creation.

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
The sourcing network of our management team is almost 20 years old. Our management team started building their unique sourcing network in early 2001 during the dot-com
bust. Over time, they developed long-term trusted relationships with seed and early stage investors across the United States, Europe and Israel, and have invested in over 200 private companies, backing founders and executives who are now spread (after their company was acquired or went public) across hundreds of technology companies. Further, Corner Ventures’ existing portfolio companies, the latest companies started by founders and executives whom our management team has previously supported, and companies in portfolios of Corner Ventures’
co-investors,
collectively offer a unique pipeline of high growth, category leading, target companies that we look to as potential sources of acquisition targets.
Our Acquisition and Value Creation Strategy
We leverage what we believe is a competitive advantage in sourcing potential targets that materially benefits from our unique expertise and where we are best situated to augment the value of the business following the completion of the initial business combination.
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
Consistent with our strategy, we have identified the following general criteria and guidelines to evaluate prospective target businesses. We may however, decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We seek to acquire one or more businesses that we believe:

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

•
exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on our company-specific analysis and due diligence review. For a potential target company, this process includes, among other things, a review and analysis of the company’s capital structure, quality of earnings, if any, potential for growth and operational improvements, corporate governance, customers, material contracts, and industry background and trends; and

•
will offer attractive risk-adjusted equity returns for our shareholders. Financial returns are evaluated based on the (1) potential for organic growth in revenue and cash flows, (2) ability to accelerate growth, including through the opportunity for follow-on
acquisitions and (3) prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

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
Our affiliates manage numerous investment vehicles, including Corner Growth Acquisition Corp. 2 (“Corner Growth 2”) a special purpose acquisition company that has closed its initial public offering, and Corner Growth Acquisition Corp. 3 (“Corner Growth 3”), a special purpose acquisition company that has filed a registration statement with respect to its initial public offering. Like us, Corner Growth 2 has focused its search for a target business in the technology industry in the United States and other developed countries and Corner Growth 3 intends to do the same. Accordingly, Corner Growth 2 and Corner Growth 3 may compete with us for acquisition opportunities. In addition, each of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Corner Growth 2 and Corner Growth 3, pursuant to which such officer or director is, or will be, required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.
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
Financial Position
With funds available for a business combination in the amount of $386,142,570 as of December 31, 2021, after payment of $14,000,000 of deferred underwriting fees and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
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
We have not selected any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in our Initial Public Offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
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

Sourcing of Potential Business Combination Targets
We believe our management team’s significant investment and operational experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.
In addition, members of our management team have developed contacts from serving on the boards of directors or as board observers of several companies, including Ambarella (NASDAQ: AMBA), Bloom Energy (NYSE: BE), Eventbrite (NYSE: EB), FireEye (NASDAQ: FEYE), Glassdoor, Grubhub (NASDAQ: GRUB), One Medical (NASDAQ: ONEM), and Xoom.
We believe this network provides our management team with a robust and consistent flow of acquisition opportunities that were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team provides us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core
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
We agreed to pay our sponsor a total of $40,000 per month for 24 months for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses
related to identifying, investigating and completing an initial business combination. Upon completion of our initial business combination or our liquidation, we were to cease paying these monthly fees and pay such affiliate an amount equal to $960,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, the sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
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
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on the Nasdaq, are be required to comply with the Nasdaq rules.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $647,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We have access to approximately $747,000 from our Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including funds from the trust account available to pay dissolution costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.
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
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 251 Lytton Avenue, Suite 200, Palo Alto, California 94301. The cost for our use of this space is included in the $40,000 per month fee we agreed pay to our sponsor for office space, administrative and support services. On November 18, 2021, the sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement. We consider our current office space adequate for our current operations.
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
Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

•	We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates, including may not be indicative of future performance of an investment in us.

•	Our expectations regarding changes and growth in the technology industry may not materialize to the extent we expect, or at all.

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

•
You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	You are not entitled to protections normally afforded to investors of many other blank check companies.

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

General Risks

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
We describe these risks in greater detail below.

Risk Factors
Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks.
We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are an exempted company under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
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
We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of
COVID-19
continues to be a challenge both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
and other events (such as terrorist attacks, war, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.
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
You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
You are not entitled to protections normally afforded to investors of many other blank check companies.
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
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not be afforded the benefits or protections of those rules. Among other things, this means that since our units were immediately tradable, we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would have prohibited the release of any interest and other income earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
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
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
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
As of December 31, 2021, we had $646,558 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
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
On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2021. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 7,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($11,400,000 in the aggregate), in a private placement that closed simultaneously with the Initial Public Offering. If we do not consummate an initial business combination within 24 months from the closing of our Initial Public Offering, the private placement warrants will expire worthless. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration and shareholder rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers.
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
Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. In particular, an affiliate of our sponsor and our officers and directors participated in the formation of and/or are actively engaged in the management of Corner Growth 2 and Corner Growth 3. Like us Corner Growth 2 is, and Corner Growth 3 intends to be, focused on the technology sector. In addition, our founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities, including Corner Growth 2 and Corner Growth 3, may compete with us for business combination opportunities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs that may have a negative impact on our ability to complete our initial business combination.
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
We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
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
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we are required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant is exercisable for cash or on a cashless basis, and we are not obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we are not required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event are we required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in this offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.
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
Our warrants are required to be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements. Changes in the value of our warrants could have a material effect on our financial results.
We restated our previously issued financial statements and derivative liabilities related to our warrants are included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form
10-K.
Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
The restatement of our previously issued financial statements in connection with the foregoing resulted in unanticipated costs and diversion of management resources and it may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.
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

As previously noted, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in December 2020, the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. These material weaknesses resulted in a material misstatement of our warrant liabilities and related financial disclosures, the initial carrying value of the Class A ordinary shares subject to possible redemption and our earnings per share calculation for the affected periods.
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
Our warrants are accounted for as warrant liabilities and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our ordinary shares.
All of our Class A ordinary shares subject to possible redemption is classified as temporary equity and we recognize accretion from the initial carrying value to redemption value at the time of our Initial Public Offering.
Following the restatement of our historical financial statements, we account for our warrants as warrant liabilities recorded at fair value upon issuance with any changes in fair value each period reported in earnings based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.
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
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 21, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently maintain our executive offices at 251 Lytton Avenue, Suite 200, Palo Alto, California 94301. The cost for our use of this space is included in the $40,000 per month fee we agreed to pay to our sponsor for office space, administrative and support services. On November 18, 2021, the sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement. We consider our current office space adequate for our current operations.
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
On December 31, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 4 holders of our Class B ordinary shares and two holders of record of our warrants.

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
After deducting the underwriting discounts and commissions (excluding the deferred portion of $14,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $400,000,000 of the net proceeds from our Initial Public Offering and the private placement of the private placement warrants (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of December 31, 2021, we had $646,558 in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the trust account and are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
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
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Annual Report on Form
10-K
including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form
10-K,
words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form
10-K
should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form
10-K.
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
The registration statement for our Initial Public Offering was declared effective on December 16, 2020. On December 21, 2020, we consummated the Initial Public Offering of 40,000,000 Units at $10.00 per Unit, generating gross proceeds of $400,000,000, and incurring offering costs of approximately $22,766,000, inclusive of $14,000,000 in deferred underwriting commissions. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
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
Liquidity, Capital Resources and Going Concern
As indicated in the accompanying financial statements, at December 31, 2021, we had $646,558 our operating bank account, and working capital of $810,686, and $142,570 of unrealized gains on the proceeds deposited in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.
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
In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through December 21, 2022, our scheduled liquidation date if we do not complete the Business Combination prior to such date. We intend to complete a Business Combination by December 21, 2022 but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 21, 2022.

Critical Accounting Policies
Class A Ordinary Shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “
Distinguishing Liabilities from Equity
” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial carrying value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Results of Operations
All activity during the year ended December 31, 2021, was for a search for initial Business Combination candidates. As of December 31, 2021, approximately $647,000 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.
For the year ended December 31, 2021, we had a net income of $5,551,863, which consisted of $1,709,425 in general and administrative costs offset by $136,865 in unrealized gains on securities held in the trust account, change in the fair value of warrant liabilities of $7,041,333 and a realized gain on extinguishment of overallotment liability of $83,090.
For the period from October 20, 2020 (inception) to December 31, 2020, we had a net loss of $1,130,197, which consisted of $138,809 in general and administrative costs offset by $5,705 in unrealized gains on securities held in the trust account, transaction costs allocable to warrant liabilities of $787,760, and a change in the fair value of warrant liabilities of $209,333.
Related Party Transactions
Founder Shares
On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of this offering. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2021. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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
Related Party Loans
On October 28, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. On October 27, 2020 and December 17, 2020, the Company borrowed $115,000 and $55,000, respectively, under the Note. On December 22, 2020, the Company repaid the Note in full. As of December 31, 2021, the Company had no outstanding balance under the Note.
In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, there were no outstanding Working Capital Loans under this arrangement.
Administrative Support Agreement
We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We accrued approximately $480,000 and $40,000 in these fees for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) through December 31, 2020, respectively.
On November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement.
Contractual Obligations
Registration and Shareholder Rights
The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights (in the case of the founder shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement entered into upon consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration and shareholder rights. However, the registration and shareholder rights agreement provides that we may not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up
period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

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
Net Income (Loss) Per Ordinary Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,933,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2021 and 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

At December 31, 2021, $400,142,570 was held in the trust account for the purposes of consummating a Business Combination. If we complete a Business Combination within 24 months after the closing of our Initial Public Offering, the funds in the trust account will be used to pay for the Business Combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $14,000,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.
We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 8. Financial Statements and Supplementary Data
This information appears following Item 16 of this Report.
Index To Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID# 688)	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) to December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) to December 31, 2020	F-6
Notes to Financial Statements	F-7
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule
13a-15(f).
Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.
Our management has concluded that the internal control procedures around the interpretation and accounting for the Class A ordinary shares and warrants issued by the company was not effectively designed or maintained. These material weaknesses resulted in the restatement of our balance sheet as of December 21, 2020, our audited financial statements for the period ended December 31, 2020, and our financial statements for the quarters ended March 31, 2021 and June 30, 2021. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this Annual Report on Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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
Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that the controls around the interpretation and accounting for the Class A ordinary shares and warrants issued by the company were not effectively designed or maintained. These material weaknesses resulted in the restatement of the company’s balance sheet as of December 21, 2020, its audited financial statements as of and for the period ended December 31, 2020, and its financial statements for the quarters ended March 31, 2021 and June 30, 2021.
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
Item 9b. Other Information
None.
Item 9c. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Annual Report on Form
10-K,
our directors and officers are as follows:

Name	Age	Position
John Cadeddu	55	Co-Chairman and Director
Marvin Tien	47	Co-Chairman, Chief Executive Officer and Director
Alexandre Balkanski	61	Director Nominee
John Mulkey	48	Director Nominee
Jason Park	45	Director Nominee
Jane Batzofin	47	President
Jerome “Jerry” Letter	47	Chief Financial Officer and Chief Operating Officer
David Kutcher	39	Chief Investment Officer
Kevin Tanaka	31	Director of Corporate Development
John Cadeddu
, has served as our
Co-Chairman
and member of our board of directors since October 2020. He is currently a General Partner and Managing Director of Corner Ventures and
co-founded
its predecessor firm, DAG Ventures. Mr. Cadeddu also serves as
Co-Chairman
and a director of Corner Growth 2 and Corner Growth 3. From 2004 to 2016, DAG Ventures raised in excess of $1.6 billion over five funds, and Mr. Cadeddu sourced many of DAG Ventures’ most successful investments, including Ambarella, Inc. (NASDAQ: AMBA), Bloom Energy Corporation (NYSE: BE), Clearwell Systems, Inc. (acquired by Symantec), Eventbrite, Inc. (NYSE: EB), FireEye, Inc. (NASDAQ: FEYE), Glassdoor, Inc. (acquired by Recruit Holdings Co., Ltd.), Grubhub Inc. (NASDAQ: GRUB), iZettle AB (acquired by PayPal), Jasper Technologies, Inc. (acquired by Cisco), LearnVest, Inc. (acquired by Northwest Mutual), Nextdoor, 1Life Healthcare, Inc. (NASDAQ: ONEM), OptiMedica Corporation (acquired by AMO), Silver Peak Systems, Inc. (acquired by HPE), Wealthfront Inc., WeWork Companies Inc., Wix.com Ltd. (NASDAQ: WIX), Xoom Corporation (listed as XOOM on the Nasdaq Global Select Market prior to being acquired by PayPal) and Yelp Inc. (NYSE: YELP). From 1999 to 2004, Mr. Cadeddu worked at Duff Ackerman & Goodrich, a telecommunications-focused private equity firm. Prior to Duff Ackerman & Goodrich, Mr. Cadeddu worked at Tandem Computers, Octel Communications, JP Morgan and Amsterdam Pacific. Mr. Cadeddu serves on the board of directors of CommonSense Robotics Ltd., Prismo Systems Inc. and Picarro. He is also a board observer at Twin Health and Wealthfront Inc. He has previously served as board member or board observer at Ambarella Inc., Bloom Energy Corporation, EventBrite, Inc., FireEye, Inc., Glassdoor, Inc., GrubHub Inc., Mint Software Inc., 1Life Healthcare, Inc., Pacific BioSciences of California, Inc., Silver Peak Systems, Inc. and Xoom Corporation. Mr. Cadeddu is a graduate of Harvard University and received his MBA from the Stanford University Graduate School of Business. We believe Mr. Cadeddu’s substantial experience investing in growth stage technology companies, extensive network, and various prior investment roles make him well qualified to serve as a member of our board of directors.
Marvin Tien
, has served as our
Co-Chairman,
Chief Executive Officer and member of our board of directors since October 2020. He is currently a General Partner and Managing Director of Corner Ventures and a Principal and Founder of Corner Capital Group. He also serves as
Co-Chairman,
Chief Executive Officer and a director of Corner Growth 2 and Corner Growth 3. Corner Ventures was established in 2018 with a focus on leading growth financing rounds of emerging global technology companies. In 2010, Mr. Tien also co-managed
Green Lake Capital, an investment subsidiary for Walsin Liwha Corp (TPE: 1605), which invested in emerging infrastructure technologies and became one of the largest owners and operators of commercial and industrial solar power generation assets. Later, in 2013, Mr. Tien co-founded
Ahana Capital, which was subsequently sold to ATNI International (NASDAQ: ATNI) in 2014, and Mr. Tien
co-led
their efforts to expand the infrastructure investments to greater Asia. Prior to Green Lake Capital, Mr. Tien focused on family investments for Corner Capital Group, which made direct investments in private companies focused on cross border opportunities between the United States and Asia. Mr. Tien serves on the board of directors of Healthy.io Ltd., Nexar Inc., Multinarity Ltd., Cymbio Digital Ltd., and Legal Logic Ltd. (d/b/a LawGeex). Nexar Inc. and Legal Logic. Mr. Tien is a graduate of Cornell University and received his MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Tien’s significant experience investing in both private and public technology companies, investing acumen, and global network make him well qualified to serve as a member of our board of directors.
Alexandre Balkanski
has served as a member of our board of directors since our Initial Public Offering. He is a long-time technology industry leader with a demonstrated track record of delivering growth in revenue and profits while achieving recognition for outstanding customer satisfaction. He is currently the president and chief executive officer of Picarro where he has also served as director since 2002. He also serves as a director of Corner Growth 2 and will serve as director of Corner Growth 3.

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
John Mulkey
has served as a member of our board of directors since our Initial Public Offering. Mr. Mulkey also serves as the President and CFO of Plain Sight Properties real estate development fund, which specializes in buildfor- rent communities. He is currently the manager of Mulkey Holdings, a private family office specializing in debt and equity investments across the hospitality, real estate, gaming and lodging sectors. He also serves as a director of Corner Growth 2 and will serve as director of Corner Growth 3. Prior to his current roles, Mr. Mulkey was the chief financial officer and executive vice president of Zuffa, LLC (dba and owner of Ultimate Fighting Championship (“UFC”)) from 2006 to 2015. During his decade-long role at UFC, Mr. Mulkey oversaw all worldwide financial operations for the media and entertainment company and contributed to its growth from a breakeven cash flow enterprise to one valued at over $4 billion at exit. Prior to UFC, Mr. Mulkey was a managing director at Wachovia Securities LLC from 2005 to 2006, where he ran high-yield research in the gaming and lodging sectors and was twice awarded the prestigious Institutional Investor
All-American
research award. Prior to Wachovia, Mr. Mulkey was a managing director at Bear Stearns & Co. in New York City from 2001 to 2005, where he held a similar role across the equity and high-yield platforms at the investment bank. Before moving to New York, Mr. Mulkey was the director of business development for Station Casinos, Inc. in Las Vegas and had worked in various analyst roles there and with Mirage Resorts Inc., where he was a graduate of the Management Associate Program. Mr. Mulkey holds a Bachelor of Arts degree in Economics from Vanderbilt University in Nashville, Tennessee. We believe Mr. Mulkey’s significant experience in finance and investments in the hospitality, real estate and gaming sectors makes him well qualified to serve as a member of our board of directors.
Jason Park
has served as a member of our board of directors since our Initial Public Offering. He is currently the chief financial officer of DraftKings Inc. (NASDAQ: DKNG) (“DraftKings”). He also serves as a director of Corner Growth 2 and will serve as director of Corner Growth 3. Mr. Park joined DraftKings in his capacity as chief financial officer in June 2019, and is responsible for the accounting, tax, treasury, financial planning and analysis and investor relations departments. Prior to joining DraftKings, from 2009 to 2019, Mr. Park worked at Bain Capital Private Equity (“Bain Capital”) where he was an operating partner and focused on technology investments. For more than 10 years, Mr. Park worked collaboratively with chief executive officers, chief financial officers and management teams to develop and achieve value creation plans. Before Bain Capital, he was an associate partner at McKinsey & Company from 1999 to 2008. Mr. Park has previously served as a director of CentralSquare Technologies, Inc. Mr. Park holds an MBA from the Wharton School at the University of Pennsylvania and MAcc (Master of Accountancy) and Bachelor of Business Administration degrees from the University of Michigan. We believe Mr. Park’s significant experience in technology and finance makes him well qualified to serve as a member of our board of directors.
Jane Batzofin
, has served as our President since October 2020. She is currently a Partner and General Counsel at Corner Ventures. She also serves as President of Corner Growth 2 and will serve as President of Corner Growth 3. Previously, Ms. Batzofin served as Director and General Counsel for Green Lake Capital, leading one of the first Power Purchase Agreement Funds in the renewable energy space from 2010 to 2014. In 2014, Ms. Batzofin and Mr. Tien structured a sale of the Green Lake Capital portfolio to ATNI International (NASDAQ: ATNI) and continued to manage it under the Ahana Renewables umbrella, a subsidiary of ATNI. Ahana Renewables was focused on cross-border transactions in the energy sector. Ms. Batzofin has served as an advisor to Corner Capital Group since 2014 and is currently a Partner. Prior to that Ms. Batzofin was a real estate and structured finance attorney from 2004 to 2008 at DLA Piper where she represented commercial banks, insurance companies, REITs, and funds in capital markets transactions. Ms. Batzofin has served on the Board of Directors for TILT Holdings Inc. (OTCMKTS: TLLTF) since 2019. She is a graduate of the University of California, Los Angeles and received her JD from Brooklyn Law School.
Jerry Letter
, has served as our Chief Financial Officer and Chief Operating Officer since February 2021. He is currently Chief Financial Officer, Chief Operating Officer and a Partner at Corner Ventures. He also serves as Chief Financial Officer and Chief Operating Officer of Corner Growth 2 and will serve as Chief Financial Officer and Chief Operating Officer of Corner Growth 3. Prior to joining Corner Ventures in February 2021, Mr. Letter served in various roles for Airbnb, Inc. (NASDAQ: ABNB) (“Airbnb”) from March 2017 until January 2021, including as a member of the company’s global leadership team as director of operations and finance and as the chief operations and financial officer for Airbnb’s luxury business unit, where he was responsible for home supply and quality, service product design, guest experience/hospitality, strategy, finance, and business operations. From 2005 to 2017, Mr. Letter served as a partner and the chief financial officer at InterMedia Partners, L.P. (“InterMedia”), a middle-market media and tech focused growth and private equity fund. At InterMedia, Mr. Letter led the sourcing and execution of multiple buy-side
transactions while also utilizing operational expertise by working closely with portfolio company management to drive value creation post investment. While at InterMedia, Mr. Letter was also instrumental in executing a series of mergers creating Hemisphere Media Group, Inc. (NASDAQ: HMTV) via the Azteca Acquisition Corporation, a special purpose acquisition company. Prior to InterMedia, Mr. Letter was based in Silicon Valley, where he served as director of finance at Exodus Communications, Inc., and as corporate controller of GlobalCenter Inc. Mr. Letter began his career at Arthur Andersen LLP becoming a Certified Public Accountant (currently inactive). Mr. Letter has served on the Board of Directors of Selina Holding Company SE since January 2021. Mr. Letter is a graduate of Indiana University and received his MBA from Columbia Business School.
David Kutcher
, has served as our Chief Investment Officer since February 2021, and previously served as our Chief Financial Officer from October 2020. He is currently a Venture Partner with Corner Ventures, where he previously served as Chief Financial Officer from October 2020 until February 2021. He also serves as Chief Investment Officer of Corner Growth 2 and will serve as Chief Investment Officer of Corner Growth 3. Prior to joining Corner Ventures in 2020, he was the managing partner at Torian Capital Partners, a firm he co-founded
in 2016, which now serves as a family investment vehicle. From 2011 to 2016, Mr. Kutcher was a Managing Director with Broadband Capital Management, a New York based merchant banking firm and was an advisor to its successor firm, Broadband Capital Partners, an alternative investment firm, from February 2016 until December 2018. Mr. Kutcher was also the interim chief financial officer for Immunome (NASDAQ: IMNM), a Broadband Capital portfolio company, from June 2016 through March 2018. Mr. Kutcher had a significant role in assisting special purpose acquisition companies through their initial public offering and business combination processes, including Committed Capital Acquisition Corporation, which acquired One Group Hospitality, Inc. (NASDAQ: STKS) in October 2013 and was controlled by Broadband Capital principals. Mr. Kutcher started his career as an M&A and capital markets lawyer with Ellenoff Grossman & Schole LLP in New York from 2008 to 2011. Prior investments include Vroom, Inc. (NASDAQ: VRM), Immunome, Inc. (NASDAQ: IMNM), Zynerba Pharmaceuticals, Inc. (NASDAQ: ZYNE), ONE Group Hospitality, Inc. (NASDAQ: STKS), Montrose Environmental Group, Inc. (NYSE: MEG), TILT Holdings Inc. (OTCMKTS: TLLTF), Hydrofarm Holdings Group, Inc. (NYSE: HYFM) and Mile High Labs International, Inc. Mr. Kutcher is also a board observer at IPwe. Mr. Kutcher holds a Bachelor of Arts from the University of the South (Sewanee) and a JD from Samford University (Cumberland).
Kevin Tanaka
, has served as our Director of Corporate Development since October 2020. He has been a Principal at Corner Ventures since 2019. He also serves as Director of Corporate Development of Corner Growth 2 and will serve as Director of Corporate Development of Corner Growth 3. Prior to joining Corner Ventures, Mr. Tanaka worked at
M-III
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
Pursuant to a registration and shareholder rights agreement entered into in connection with the closing of our Initial Public Offering, our sponsor, upon and following consummation of an initial business combination, is entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon written request to our principal executive offices. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation

John Cadeddu	Corner Ventures	Venture Firm	Co-founder, General Partner

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Co-Chairman, Director

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Co-Chairman, Director

	CommonSense Robotics Ltd. (d/b/a Fabric)	Logistics automation	Director

	Prismo Systems Inc.	Cybersecurity	Director

	Picarro, Inc.	Electronic equipment and instruments	Director

Marvin Tien	Corner Ventures (1)	Venture Firm	Co-founder, General Partner

	Corner Capital Group (1)	Investment Firm	General Partner

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director

	Healthy.io Ltd.	Healthcare technology	Director

	Nexar Inc.	Artificial Intelligence	Director

	Multinarity Ltd.	Augmented Reality	Director

	Cymbio Digital Ltd.	E-Commerce	Director

	Legal Logic Ltd. (d/b/a LawGeex)	Legal contract automation	Director

Alexandre Balkanski	Picarro, Inc.	Electronic equipment and instruments	President, Chief Executive Officer and Director

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director Nominee

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee

	D2s, Inc.	Software and tech services	Director

	Engageli, Inc.	Digital learning	Director

John Mulkey	Mulkey Holdings	Hospitality, real estate, gaming and lodging	Manager

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director Nominee

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee

	Plain Sight Properties	Real estate	President, Chief Financial Officer

Jason Park	DraftKings Inc.	Consumer discretionary services	Chief Financial Officer

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director Nominee

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee

Individual	Entity	Entity’s Business	Affiliation

Jane Batzofin	Corner Ventures (1)	Venture Firm	Partner, General Counsel

	Corner Capital Group (1)	Investment Firm	Partner, General Counsel

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	President

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	President

	TILT Holdings Inc.	Cannabis holding company	Director

Jerry Letter	Corner Ventures (1)	Venture Firm	Partner, Chief Financial Officer and Chief Operating Officer

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer

	Selina Holding Company SE	Hotel Group	Director

David Kutcher	Corner Ventures (1)	Venture Firm	Venture Partner

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Chief Investment Officer

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Chief Investment Officer

Kevin Tanaka	Corner Ventures (1)	Venture Firm	Principal

	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director of Corporate Development

	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director of Corporate Development

(1)	Includes certain of its funds and other affiliates.
Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. In particular, an affiliate of our sponsor and our officers and directors participated in the formation of and/or are actively engaged in the management of Corner Growth 2 and Corner Growth 3. Like us, Corner Growth 2 is, and Corner Growth 3 intends to be, focused on the technology sector. Any such companies, including Corner Growth 2 and Corner Growth 3, may present additional conflicts of interest in pursuing an acquisition target. However, we do not currently expect that any such other blank check company, including Corner Growth 2 and Corner Growth 3, would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares and purchased private placement warrants in a transaction that closed simultaneously with the closing of our Initial Public Offering.

•
Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, pursuant to a letter agreement that our sponsor and each member of our management team have entered into with us, our sponsor and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants are not transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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
Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if we complete our initial business combination prior to 24 months following the closing of our Initial Public Offering, then at the closing of the business combination, we would pay to such affiliate an amount equal to $960,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, our sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement.
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
Item 11. Executive Compensation
Executive Officer and Director Compensation
None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if we complete our initial business combination prior to 24 months following the closing of our Initial Public Offering, then at the closing of the business combination, we would pay to such affiliate an amount equal to $960,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, our sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement. Our sponsor, executive officers and directors, or their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form
10-K.
In the table below, percentage ownership is based on 40,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 10,000,000 Class B ordinary shares outstanding as of December 31, 2021. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. All of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis, as described herein. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form
10-K.

	Class B Ordinary Shares		Class A Ordinary Shares		Approximate Percentage of Voting Control
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
CGA Sponsor, LLC (our sponsor) (2)(3)	9,825,001	98.3%	—	—	19.7%
John Cadeddu (2)(3)	9,825,001	98.3%	—	—	19.7%
Marvin Tien (2)(3)	9,825,001	98.3%	—	—	19.7%
Jane Batzofin	—	—	—	—	—
Jerry Letter	—	—	—	—	—
David Kutcher	—	—	—	—	—
Kevin Tanaka	—	—	—	—	—
Alexandre Balkanski	58,333	*	—	—	*
John Mulkey	58,333	*	—	—	*
Jason Park	58,333	*	—	—	*
All officers and directors as a group (9 individuals)	10,000,000	100.0%	—	—	20.0%
Aristeia Capital, L.L.C. (4)	—	—	2,381,595	6.0%	4.8%
Bank of Montreal (5)	—	—	2,365,877	5.9%	4.7%
BMO Nesbitt Burns Inc . (5)	—	—	2,270,800	5.7%	4.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 251 Lytton Avenue, Suite 200, Palo Alto, California 94301.

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
(4)
Includes 2,381,595 Class A ordinary shares beneficially held by Aristeia Capital, L.L.C., a limited liability company organized under the laws of the State of Delaware, based solely on the Schedule 13G/A filed by Aristeia Capital, L.L.C. with the SEC on February 14, 2022. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds. Aristeia Capital, L.L.C.’s business address is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)
2,365,877 Class A ordinary shares are beneficially held by Bank of Montreal and 2,270,800 Class A ordinary shares are beneficially held BMO Nesbitt Burns Inc., based solely on the Schedule 13G filed jointly by Bank of Montreal and BMO Nesbitt Burns Inc. with the SEC on February 15, 2022. Bank of Montreal’s and BMO Nesbitt Burn Inc.’s business address is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.
Changes in Control
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence
On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2021. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our Initial Public Offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
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
We currently maintain our executive offices at 251 Lytton Avenue, Suite 200, Palo Alto, California 94301. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if complete our initial business combination prior to 24 months following the closing of our Initial Public Offering, then at the closing of the business combination, we would pay to such an affiliate an amount equal to $960,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, our sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement.

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
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2021, no working capital loans were outstanding.
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
Item 14. Principal Accountant Fees and Services
The following is a summary of fees paid to Marcum LLP (“Marcum”), our independent registered public accounting firm, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial
statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) to ended December 31, 2020, including services in connection with our Initial Public Offering, totaled approximately $98,000 and $60,000, respectively. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2021 and for the period from October 20, 2020 (inception) to ended December 31, 2020, we did not pay Marcum for consultations concerning financial accounting and reporting standards.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) to ended December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) to ended December 31, 2020.
Our independent registered public accounting firm is:
Marcum LLP
730 Third Avenue, 11th Floor
New York, NY 10017
PCAOB ID #688
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form
10-K:
(1) Financial Statements
(2) Exhibits
We hereby file as part of this Annual Report on Form
10-K
the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

4.2	Specimen Class A ordinary share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2021, File No. 001-39814).

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.4	Administrative Services Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.5	Form of Letter Agreement between the Registrant, the Sponsor and each director and executive officer of the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

10.6	Form of Indemnity Agreement between the Registrant and each director and executive officer of the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

14.1	Code of Ethics.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith
Item 16. Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 31, 2022

CORNER GROWTH ACQUISITION CORP.

/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on
Form 10-K has
been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marvin Tien Marvin Tien	Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022

/s/ Jerome Letter Jerome Letter	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 31, 2022

/s/ John Cadeddu John Cadeddu	Co-Chairman and Director	March 31, 2022

/s/ Alexandre Balkanski Alexandre Balkanski	Director	March 31, 2022

/s/ John Mulkey John Mulkey	Director	March 31, 2022

/s/ Jason Park Jason Park	Director	March 31, 2022

CORNER GROWTH ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
Audited Financial Statements for Corner Growth Acquisition Corp.:

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) to December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) to December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Corner Growth Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Corner Growth Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from October 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for year ended December 31, 2021 and for the period from October 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, NY
March 31, 2022

CORNER GROWTH ACQUISITION CORP.
BALANCE SHEETS

	As of December 31, 2021	As of December 31, 2020
ASSETS
Current assets
Cash	$646,558	$1,916,935
Prepaid expenses	359,471	765,073

Total current assets	1,006,029	2,682,008
Cash and marketable securities held in trust account	400,142,570	400,005,705

Total Assets	$401,148,599	$402,687,713

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Offering costs payable	74,313	$111,867
Accrued expenses	121,030	50,030

Total current liabilities	195,343	161,897
Warrant liabilities	14,520,000	21,561,333
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	28,715,343	35,723,230

COMMITMENTS (Note 5)
Class A ordinary shares subject to possible redemption, 40,000,000 shares at redemption value	400,000,000	400,000,000
Shareholders’ Equity
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of December 31, 2021 and December 31, 2020	—	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(27,567,744)	(33,036,517)

Total Shareholders’ Deficit	$(27,566,744)	$(33,035,517)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$401,148,599	$402,687,713

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from October 20, 2020 (inception) through December 31, 2020
Operating and formation costs	$1,709,425	$138,809

Loss from operations	(1,709,425)	(138,809)
Other income (loss):
Unrealized gain on marketable securities held in Trust Account	136,865	5,705
Transaction costs allocated to warrant liabilities	—	(787,760)
Realized gain on extinguishment of overallotment liability	83,090	—
Change in fair value of warrant liabilities	7,041,333	(209,333)

Net income (loss)	$5,551,863	$(1,130,197)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,000,000	8,333,333

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.11	$(0.07)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,000,000	8,917,535

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.11	$(0.07)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional Paid— in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—October 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to initial shareholders	—	—	10,062,500	1,006	23,994	—	25,000
Forfeiture of Class B ordinary shares by initial shareholders	—	—	(62,500)	(6)	6	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(3,672,000)	(31,906,320)	(35,578,320)
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	3,648,000	—	3,648,000
Net loss	—	—	—	—	—	(1,130,197)	(1,130,197)

Balance, December 31, 2020	—	$—	10,000,000	1,000	$—	$(33,036,517)	$(33,035,517)
Overallotment liability	—	—	—	—	(83,090)	—	(83,090)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	83,090	(83,090)	—
Net income	—	—	—	—	—	5,551,863	5,551,863

Balance, December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from October 20, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$5,551,863	$(1,130,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(136,865)	(5,705)
Realized gain on extinguishment of overallotment liability	(83,090)	—
Change in fair value of warrant liabilities	(7,041,333)	209,333
Transaction costs allocable to warrant liabilities	—	787,760
Changes in operating assets and liabilities:
Accrued expenses	71,000	50,030
Prepaid expenses	405,602	(765,073)

Net cash used in operating activities	(1,232,823)	(853,852)

Cash Flows from Investing Activities
Investment of cash in Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)
Cash Flows from Financing Activities
Proceeds from promissory note—related party	—	120,000
Repayment of promissory note—related party	—	(120,000)
Proceeds from issuance of Class B ordinary shares to initial shareholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placement Warrants	—	11,400,000
Payment of offering costs	(37,554)	(654,213)

Net cash (used in) provided by financing activities	(37,554)	402,770,787

Net change in cash	(1,270,377)	1,916,935
Cash at beginning of the period	1,916,935	—

Cash at end of the period	$646,558	$1,916,935

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$400,000,000

Deferred underwriting fee	$—	$14,000,000

Initial classification of warrant liabilities	$—	$21,352,000

Offering costs payable	$74,313	$111,867

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
As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”). During the year ended December 31, 2021, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount
to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information
and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity
 and Going Concern
As of December 31, 2021, the Company had $646,558 in its operating bank accounts, $400,142,570 to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $810,686.
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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these financial statements. Our scheduled liquidation date is December 21, 2022. We intend to complete a Business Combination by December 21, 2022 but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 21, 2022.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills in U.S. based trust accounts at UBS Financial Services Inc. and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains or losses recognized through other income.
Warrants Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
At December 31, 2020, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(13,600,000)
Class A ordinary share issuance costs	(21,978,320)
Plus:
Remeasurement of carrying value to redemption value	35,578,320

Class A ordinary shares subject to possible redemption	$400,000,000

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the years ended December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of
 20,933,333
or the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for years ended December 31, 2021 and 2020.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

	For the year ended December 31, 2021		For the period from October 20, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$4,441,490	$1,110,373	$(545,961)	$(584,236)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	40,000,000	10,000,000	8,333,333	8,917,535

Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$(0.07)	$(0.07)

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
In November 2020, the Sponsor transferred 50,000 Founder Shares to each of our independent directors.
On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500
Founder Shares issued and outstanding as of such date. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by the Sponsor to the extent that the underwriters’ overallotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor forfeited 62,500 Founder Shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2021. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 6.
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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the IPO, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equityclassified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lockup provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of December 31, 2021, the Company had no borrowings under any Working Capital Loans.
Administrative Support Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the year ended December 31, 2021 and for the period from October 20, 2020 (inception) and December 31, 2020, we recognized accrued fees of $480,000 and $40,000, respectively. Notwithstanding the forgoing, on November 18, 2021, the sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.
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

Note 6—Warrant Liabilities
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
Note 7 — Shareholders’
Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share,

with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 40,000,000 Class A ordinary shares issued or outstanding.

Class
 B Ordinary Shares
 — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2021 and 2020, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021	December 31, 2020
Assets:
Cash and Marketable securities held in trust account	1	$400,142,570	$400,005,705

At December 31, 2021, $904 of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021	Level	December 31, 2020
Liabilities:
Warrant Liabilities – Public Warrants	1	$9,200,000	3	$13,733,333
Warrant Liabilities – Private Placement Warrants	3	$5,320,000	3	$7,828,000

Total Warrant Liabilities		$14,520,000		$21,561,333

The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statement of operations.
The unexercised portion of the overallotment option granted to the underwriter in connection with the Initial Public Offering is accounted for as a liability in accordance with ASC 815-40. The unexercised portion of the overallotment option is measured at fair value at Initial Public Offering and on a recurring basis up to the expiration date, with changes in fair value presented within change in fair value of overallotment liability in the statement of operations. At expiration, the Company recognized a realized gain on extinguishment of overallotment liability in the amount of $83,090, which is reflected in the statement of operations for the year ended December 31, 2021.
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
For the period ending December 31, 2021, a total of $9,200,000 was transferred out of Level 3 to Level 1, when the Public Warrants were separately listed and traded.
Initial Measurement and Subsequent Measurement
The Company established the initial fair value for the Public Warrants on December 21, 2020, the date of the consummation of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-third
of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B ordinary shares, based on their fair values as determined at initial measurement, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2021 are classified Level 1 due to quoted prices in an active market. The Private Placement Warrants as of December 31, 2021 are classified Level 3 due to the use of unobservable inputs.
The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants at December 21, 2020 and December 31, 2020 and for the Private Placement Warrants at December 31, 2021 were as follows:

	December 21, 2020	December 31, 2020	December 31, 2021
Input	(Initial Measurement)	(Subsequent Measurement)	(Subsequent Measurement)
Risk-free interest rate	0.39%	0.36%	1.26%
Expected term (years)	5.0	5.0	5.0
Expected volatility	18.0%	18.0%	13.3%
Exercise price	$11.50	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00	$10.00
Redemption threshold price	$18.00	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01	$0.01
Probability of successful acquisition	90%	90%	90%

As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be
 $0.69
and $0.70 per warrant for aggregate values of approximately
$9.2 million and $5.3 million, respectively.
As of December 31, 2020, the Public Warrants and Private Placement Warrants were determined to be $1.03 per warrant for aggregate values of approximately $13.7 million and $7.8 million, respectively.
As of December 21, 2020, the Public Warrants and Private Placement Warrants were determined to be $1.02 per warrant for aggregate values of approximately $13.6 million and $7.8 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 21, 2020	$—	$—	$—
Initial measurement on December 21, 2020	7,752,000	13,600,000	21,352,000
Change in valuation inputs or other assumptions	76,000	133,333	209,333

Fair value as of December 31, 2020	7,828,000	13,733,333	21,561,333
Change in valuation inputs or other assumptions	(2,508,000)	(4,533,333)	(7,041,333)

Fair value as of December 31, 2021	$5,320,000	$9,200,000	$14,520,000

The Company used a Black-Scholes model to value the unexercised portion of the overallotment option. Inherent in the pricing model are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the unexercised portion of the overallotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the unexercised portion of the overallotment option. The expected life of the unexercised portion of the overallotment option is 45 days after the Initial Public Offering.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

F
-18