Form 10-Q
period 2022-03-31
Corner Growth Acquisition Corp.
filed 2022-05-16
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Units, each consisting of one Class A ordinary share and one-
third of one redeemable warrant Class A ordinary share, par
value $0.0001 per share
Warrants, each whole warrant exercisable for one
Class A ordinary share at an exercise price of $11.50
	COOLU COOL COOLW	The Nasdaq Stock Market The Nasdaq Stock Market The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of May 16, 20
22, 40,000,000 Class A ordinary shares, par value $0.0001, and 10,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
CORNER GROWTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$261,199	$646,558
Prepaid expenses	267,005	359,471

Total current assets	528,204	1,006,029
Cash and marketable securities held in trust account	400,176,322	400,142,570

Total Assets	$400,704,526	$401,148,599

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Offering costs payable	4,313	$74,313
Accrued expenses	300,156	121,030

Total current liabilities	304,469	195,343
Warrant liabilities	6,070,667	14,520,000
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	20,375,136	28,715,343

COMMITMENTS
Class A ordinary shares subject to possible redemption, 40,000,000 shares at redemption value	400,000,000	400,000,000
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(19,671,610)	(27,567,744)

Total Shareholders’ Deficit	$(19,670,610)	$(27,566,744)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$400,704,526	$401,148,599

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2022	2021
Operating and formation costs	$586,951	$498,215

Loss from operations	(586,951)	(498,215)
Other Income:
Unrealized gain on marketable securities held in Trust Account	33,752	69,530
Change in fair value of warrant liabilities	8,449,333	837,333

Net income	$7,896,134	$408,648

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,000,000	40,000,000

Basic and diluted net income per ordinary share, Class A	$0.16	$0.01

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000

Basic and diluted net income per ordinary share, Class B	$0.16	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

	Class A		Class B
	Ordinary Shares		Ordinary Shares				Total
					Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Net income	—	—	—	—	—	7,896,134	7,896,134

Balance, March 31, 2022	—	$—	10,000,000	$1,000	$—	$(19,671,610)	$(19,670,610)

Balance, January 1, 2021	—	$—	10,000,000	$1,000	$—	$(33,036,517)	$(33,035,517)
Net income	—	—	—	—	—	408,648	408,648

Balance, March 31, 2021	—	$—	10,000,000	$1,000	$—	$(32,627,869)	$(32,626,869)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$7,896,134	$408,648
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(33,752)	(69,530)
Change in fair value of warrant liabilities	(8,449,333)	(837,333)
Changes in operating assets and liabilities:
Prepaid expenses	92,466	100,361
Accrued expense s	179,126	55,000

Net cash used in operating activities	(315,359)	(342,854)

Cash Flows from Financing Activities
Payment of offering costs	(70,000)	(37,554)

Net cash used in financing activities	(70,000)	(37,554)

Net change in cash	(385,359)	(380,408)
Cash at beginning of the period	646,558	1,916,935

Cash at end of the period	$261,199	$1,536,527

Non-cash financing activities:
Offering costs payable	$4,313	$74,313

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.
The registration statements for the Company’s Initial Public Offering were
declared effective on December 16, 2020. On December 21, 2020, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of the overallotment option to purchase an additional 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000 which is described in Note 3.
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
,
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
Liquidity and Going Concern
As

of March 31, 2022, the Company had $261,199 in its operating bank accounts, $400,176,322 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $
232,735.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
Based on its current cash and working capital balances, management believes that the Company may not have sufficient working capital to meet its needs through the consummation of a Business Combination. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The accompanying condensed balance sheet as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market mutual funds
in U.S. based trust accounts at UBS Financial Services Inc. and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
The Company accounts for its securities held in the trust account in accordance with the guidance in ASC Topic 320
,
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed
statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
At March 31, 2022
 and December 31, 2021 and 2020
, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets
are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	(13,600,000)
Class A ordinary share issuance costs	(21,978,320)
Plus:
Remeasurement of carrying value to redemption value	35,578,320

Class A ordinary shares subject to possible redemption	$400,000,000

All of the Class A activity occurred during the period from October 20, 2020 (inception) through December 31, 2020. There were no changes during the three months ended March 31, 2022 and during the three months ended March 31, 2021.
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
Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against
additional paid-in capital and accumulated deficit
 during the period from October 20, 2020 (inception) through December 31, 2020 (not presented herein).

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
condensed
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of

March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed
financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income Per Ordinary Share
Net income per share is computed by dividing net income or loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333
Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s condensed statements of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for stock subject to possible redemption is calculated by dividing the proportionate share of income by the weighted average number of shares subject to possible redemption outstanding since original issuance. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income per share (in dollars, except share amounts):

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$6,316,907	$1,579,227	$326,918	$81,730
Denominator:
Basic and diluted weighted average ordinary shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000

Basic and diluted net income per ordinary share	$0.16	$0.16	$0.01	$0.01

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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 5,000,000 Units. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
6
).
Note 4 — Related Party Transactions
Founder Shares
On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note
7
. As a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited for no consideration on December 23, 2020, resulting in 10,000,000 Class B ordinary shares outstanding.
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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the IPO, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.
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
As of March 31, 2022 and December 31, 2021, the Company had
 no borrowings under any Working Capital Loans.
Administrative Support Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company has agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. On November 18, 2021, the Sponsor waived its right to receive any of the Company’s remaining, payment obligations under the Administrative Services Agreement. For the three months ended March 31, 2022 and 2021, the Company incurred $120,000 in fees for these services
, which is included in operating and formation costs on the condensed statements of operations. As of March 31, 2022 and December 31, 2021, there were $0 in fees outstanding for these services
.
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
Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants if they are held by the Sponsor or its permitted transferees):

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
Note 7 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares issued or outstanding
, all of which are considered temporary equity.

Class B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description		March 31	December 31,
	Level	2022	2021
Assets:
Cash and Marketable securities held in trust account	1	$400,176,322	$400,142,570

At March 31, 2022 and December 31, 2021, $904 of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31,	Level	December 31,
		2022		2021
Liabilities:
Warrant Liability – Public Warrants	1	$3,866,667	1	$9,200,000
Warrant Liability – Private Placement Warrants	3	$2,204,000	3	$5,320,000

Total Warrant Liability		$6,070,667		$14,520,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the condensed statements of operations.
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
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The Private Placement Warrants as of March 31, 2022 and December 31, 2021 are classified as Level 3 due to the use of unobservable inputs.
The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing since February 8, 2021. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.
The key inputs into the Monte Carlo simulation model for the Private Placement warrants at March 31, 2022 and December 31, 2021 were as follows:

Input	December 31, 2021	March 31, 2022
Risk-free interest rate	1.26%	2.42%
Expected term (years)	5.0	5.0
Expected volatility	13.3%	5.5%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
Probability of a successful acquisition	90%	90%
As of March 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.29 per warrant for aggregate values of approximately $3.87 million and $2.2 million, respectively. As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.69 and $0.70, respectively, per warrant for aggregate values of approximately $9.2 million and $5.32 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 3 1, 2021	$5,320,000	$9,200,000	$14,520,000
Change in valuation inputs or other assumptions	(3,116,000)	(5,333,333)	(8,449,333)

Fair value as of March 31, 2022	$2,204,000	$3,866,667	$6,070,667

Fair value as of December 31, 2020	$7,828,000	$13,733,333	$21,561,333
Change in valuation inputs or other assumptions	(304,000)	(533,333)	(837,333)

Fair value as of March 31, 2021	$7,524,000	$13,200,000	$20,724,000

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers in or out of level 3 for the three months ended March 31, 2022. For the three months ended March 31, 2021, a total of $13,733,333 was transferred out of Level 3 to Level 1 as the Public Warrants were separately listed and traded effective February 8, 2021.
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
Liquidity, Capital Resources and Going Concern
As indicated in the accompanying financial statements, at March 31, 2022, we had $223,735 in our operating bank account, and working capital of $223,735, and approximately $33,752 of unrealized gains on the proceeds deposited in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.
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
Based on the foregoing, management believes that we may not have sufficient working capital to meet its needs through the consummation of a Business Combination. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
Results of Operations
Our entire activity since inception through March 31, 2022 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of March 31, 2022, $261,199 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended March 31, 2022, we had a net income of $7,896,134, which consisted of $33,752 in unrealized gains on marketable securities held in the trust account, a change in the fair value of warrant liabilities of $8,449,333, and $586,951 in operating and formation costs.
For the three months ended March 31, 2021, we had a net income of $408,648, which consisted of $69,530 in unrealized gains on marketable securities held in the trust account, a change in the fair value of warrant liabilities of $837,333, and $498,215 in operating and formation costs.

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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the IPO, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of March 31, 2022, there were no outstanding Working Capital Loans under this arrangement.
Administrative Support Agreement
We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. On November 18, 2021, the Sponsor waived its right to receive any of the Company’s remaining, payment obligations under the Administrative Services Agreement. For the three months ended March 31, 2022 and 2021, the Company incurred $120,000 in fees for these services, which is included in operating and formation costs on the condensed statements of operations. As of March 31, 2022 and December 31, 2021, there were $0 in fees outstanding for these services.
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

Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report and are fully described in Note 2 in our Annual Report on Form 10-K. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements. There have been no changes to our significant accounting policies from our Form 10-K.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance Sheet Arrangements
For the three months ended March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.
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
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. These material weaknesses resulted in the restatement of the Company’s balance sheet as of December 21, 2020, its audited financial statements as of and for the period ended December 31, 2020, and its financial statements for the quarters ended March 31, 2021 and June 30, 2021.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2022.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer