Form 10-Q
period 2022-06-30
Corner Growth Acquisition Corp.
filed 2022-08-12
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 12, 2022,
 40,000,000 Class A ordinary shares, par value $0.0001, and 10,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.
Quarterly Report on Form
10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
CORNER GROWTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$169,812	$646,558
Prepaid expenses	173,512	359,471

Total current assets	343,324	1,006,029
Cash and marketable securities held in Trust Account	400,769,393	400,142,570

Total Assets	$401,112,717	$401,148,599

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Offering costs payable	4,313	$74,313
Due to related party	115,000	—
Accrued expenses	352,693	121,030

Total current liabilities	472,006	195,343
Warrant liabilities	1,059,227	14,520,000
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	15,531,233	28,715,343

Commitments
Class A ordinary shares subject to possible redemption, 40,000,000 shares at redemption value	400,769,393	400,000,000
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(15,188,909)	(27,567,744)

Total Shareholders’ Deficit	$(15,187,909)	$(27,566,744)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$401,112,717	$401,148,599

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Three	For the Six	For the Three	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Operating and formation costs	$352,417	$939,368	$394,973	$893,188

Loss from operations	(352,417)	(939,368)	(394,973)	(893,188)
Other income (expense):
Earnings and realized gain on marketable securities held in Trust Accoun t	593,071	626,823	13,986	83,516
Change in fair value of warrant liabilities	5,011,440	13,460,773	(4,472,000)	(3,634,667)

Net income (loss)	$5,252,094	$13,148,228	$(4,852,987)	$(4,444,339)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,000,000	40,000,000	40,000,000	40,000,000

Basic and diluted net income (loss) per Class A ordinary share	$0.11	$0.26	$(0.10)	$(0.09)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted net income (loss) per Class B ordinary share	$0.11	$0.26	$(0.10)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Class A		Class B		Additional Paid-in Capital		Total
	Ordinary Shares		Ordinary Shares			Accumulated	Shareholders’
	Shares	Amount	Shares	Amount		Deficit	Deficit
Balance, January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Net income	—	—	—	—	—	7,896,134	7,896,134

Balance, March 31, 2022	—	—	10,000,000	1,000	—	(19,671,610)	(19,670,610)
Remeasurement of Class A ordinary shares subject to possible redemption						(769,393)	(769,393)
Net income	—	—	—	—	—	5,252,094	5,252,094

Balance, June 30, 2022	—	$—	10,000,000	$1,000	$—	$(15,188,909)	$(15,187,909)

Balance, January 1, 2021	—	$—	10,000,000	$1,000	$—	$(33,036,517)	$(33,035,517)
Net income	—	—	—	—	—	408,648	408,648

Balance, March 31, 2021	—	—	10,000,000	1,000	—	(32,627,869)	(32,626,869)
Net loss	—	—	—	—	—	(4,852,987)	(4,852,987)

Balance, June 30, 2021	—	$—	10,000,000	$1,000	$—	$(37,480,856)	$(37,479,856)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2022	2021

Cash Flows from Operating Activities
Net income (loss)	$13,148,228	$(4,444,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(626,823)	(83,516)
Change in fair value of warrant liabilities	(13,460,773)	3,634,667
Changes in operating assets and liabilities:
Accrued expenses	231,663	70,000
Due to related party	115,000	—
Prepaid expenses	185,959	201,836

Net cash used in operating activities	(406,746)	(621,352)

Cash Flows from Financing Activities
Payment of offering costs	(70,000)	(37,554)

Net cash used in financing activities	(70,000)	(37,554)

Net change in cash	(476,746)	(658,906)
Cash at beginning of the period	646,558	1,916,935

Cash at end of the period	$169,812	$1,258,029
Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$769,393	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.
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
The Company will provide holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, in connection with the completion of a Business Combination, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire.
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
The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern
As of June 30, 2022, the Company had

$
169,812 in its operating bank accounts, $400,769,393 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and negative
working capital of $128,682.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
Based on its current cash and working capital balances, management believes that the Company will not have sufficient working capital to meet its needs through the consummation of a Business Combination. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. Our scheduled liquidation date is December 21, 2022. We intend to complete a Business Combination by December 21, 2022 but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 21, 2022.
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
is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market mutual funds in
U.S. based trust accounts at UBS Financial Services Inc. and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

The Company accounts for its securities held in the Trust Account in accordance with the guidance in ASC Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities with earnings and realized gain recognized through other income.
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
Class A Ordinary Shares Subject to Possible Redemption
At June 30, 2022 and December 31, 2021 and 2020, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds - Initial Public Offering	$400,000,000
Less:
Proceeds allocated to Public Warrants	(13,600,000)
Class A ordinary share issuance costs	(21,978,320)
Plus:
Remeasurement of carrying value to redemption value	35,578,320

Class A ordinary shares subject to possible redemption - December 31, 2021	$400,000,000
Plus:
Remeasurement of carrying value to redemption value	769,393
Class A ordinary shares subject to possible redemption - June 30, 2022	$400,769,393

All of the Class A ordinary shares activity occurred during the period from October 20, 2020 (inception) through December 31, 2020. There were no changes during the six months ended June 30, 2021. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
During the three and six months ended June 30, 2022, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $769,393 to reflect cumulative earnings of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income (loss) by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance. As a result, diluted earnings (loss) per ordinary share is the same as basic earnings (loss) per ordinary share for the periods presented. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings (loss) per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022		June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$4,201,675	$1,050,419	$10,518,582	$2,629,646	$(3,882,390)	$(970,597)	$(3,555,471)	$(888,868)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$0.26	$0.26	$(0.10)	$(0.10)	$(0.09)	$(0.09)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The full extent of short and long-term implications of Russia’s invasion of Ukraine and the related sanctions are difficult to predict as of the date of these unaudited interim condensed financial statements, but may have an adverse effect on the global economic markets generally and could exacerbate the existing challenges faced by the Company. Since the commencement of the military invasion of Ukraine, there has been an increase in the price of various commodities and shortages of certain materials and components, which may have further negative effects on the world economy, potential Business Combination targets and our Company.

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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up
provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up
provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up
provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.
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

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, June 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.
Administrative Support Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company has agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. On November 18, 2021, the Sponsor waived its right to receive any of the Company’s remaining, payment obligations under the Administrative Services Agreement. The Company is no longer bound to pay the monthly fee but continues to accrue for the monthly fee and make payments at its discretion. For the three and six months ended June 30, 2022 and 2021, the Company incurred
$120,000 and $240,000 in fees for these services, which is included in operating and formation costs on the condensed statements of operations.
As of June 30, 2022 and December 31, 2021, there
were $80,000 and
$0

in fees outstanding for these services. During the three and six months ended June 30, 2022, the Sponsor also paid operating and formation costs of
$35,000
on behalf of the Company. These amounts are included in due to related party on the condensed balance sheet as of June 30, 2022.
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
Note 7 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares issued or outstanding, all of which are considered temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At June 30, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one
basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the sum of the total number of Class A ordinary shares and Class B ordinary shares issued upon completion of the Initial Public Offering plus the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$400,769,393	$400,142,570

At June 30, 2022 and December 31, 2021, $904 of the balance held in the Trust Account was held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	Level	December 31, 2021
Liabilities:
Warrant liability – Public Warrants	1	$674,667	1	$9,200,000
Warrant liability – Private Placement Warrants	3	$384,560	3	$5,320,000

Total warrant liability		$1,059,227		$14,520,000

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
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The Private Placement Warrants as of June 30, 2022 and December 31, 2021 are classified as Level 3 due to the use of unobservable inputs.
The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing since February 8, 2021. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.
The key inputs into the Monte Carlo simulation model for the Private Placement warrants at June 30, 2022 and December 31, 2021 were as follows:

Input	December 31, 2021	June 30, 2022
Risk-free interest rate	1.26%	3.01%
Expected term (years)	5.0	5.0
Expected volatility	13.3%	0.8%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
Probability of successful acquisition	90%	90%
As of June 30, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.05 per warrant for aggregate values of
$674,667 and $384,560, respectively. As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.69 and $0.70, respectively, per warrant for aggregate values of approximately $9.2 million and $5.3 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 21, 2021	$5,320,000	$9,200,000	$14,520,000
Change in valuation inputs or other assumptions	(4,935,440)	(8,525,333)	(13,460,773)

Fair value as of June 30, 2022	$384,560	$674,667	$1,059,227

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers in or out of level 3 for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021. Public warrants were transferred to Level 1 during the six months ended June 30, 2021 due to quoted prices in an active market since February 8, 2021.
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
Liquidity, Capital Resources and Going Concern
As indicated in the accompanying financial statements, at June 30, 2022, we had $169,812 in our operating bank account, and negative working capital of $128,682, and approximately $769,393 of earnings and realized gains on the proceeds deposited in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.
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
In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through the consummation of a Business Combination. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. Our scheduled liquidation date is December 21, 2022. We intend to complete a Business Combination by December 21, 2022 but cannot guarantee such event. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 21, 2022.

Results of Operations
Our entire activity since inception through June 30, 2022 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of June 30, 2022, $169,812 was held outside the trust account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three and six months ended June 30, 2022, we had a net income of $5,252,094 and $13,148,228, respectively, which consisted of $593,071 and $626,823 in earnings and realized gains on marketable securities held in the trust account, respectively, a change in the fair value of warrant liabilities of $5,011,440 and $13,460,773, respectively, and $352,417 and $939,368 in operating and formation costs, respectively.
For the three and six months ended June 30, 2021, we had a net loss of $4,852,987 and $4,444,339, respectively, which consisted of $13,986 and $83,516 in earnings and realized gains on marketable securities held in the trust account, respectively, offset by a change in the fair value of warrant liabilities of $4,472,000 and $3,634,667, respectively, and $394,973 and $893,188 in operating and formation costs, respectively
Related Party Transactions
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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up
provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up
provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up
provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.
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

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the date of this filing and June 30, 2022, there were no outstanding Working Capital Loans under this arrangement.
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
For the three and six months ended June 30, 2022 and 2021, the Company incurred $120,000 and $240,000 in fees for these services, which is included in operating and formation costs on the condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were $80,000 and $0 in fees outstanding for these services. During the three and six months ended June 30, 2022, the Sponsor also paid operating and formation costs of $35,000 on behalf of the Company. These amounts are included in due to related party on the condensed balance sheet as of June 30, 2022.
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
Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report and are fully described in Note 2 in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements. There have been no changes to our significant accounting policies from our Form
10-K.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance
Sheet Arrangements
For the three and six months ended June 30, 2022, we did not have any off-balance
sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation
S-K
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
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. These material weaknesses resulted in the restatement of the Company’s balance sheet as of December 21, 2020 and its audited financial statements as of and for the period ended December 31, 2020, and its financial statements for the quarters ended March 31, 2021 and June 30, 2021.
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
you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our December 31, 2021 Form 10-K and in our March 31, 2022 Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
As of the date of this report, there have been no material changes to the risk factors disclosed in our December 31, 2021
Form 10-K
and in our March 31, 2022 Form 10-Q, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Any Business Combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of a Business Combination. Such conditions or limitations could also potentially make the Company’s ordinary shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.
Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“
CFIUS
”).
Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).
The managers and officers of the sponsor are all U.S. persons and the voting power in the sponsor is held by U.S. persons; however, non-U.S. persons made the majority of capital contributions to the sponsor. As a result, the contemplated investments by the Sponsor and foreign persons controlling any private investment in public equity investors in connection with any Business Combination may result in investments in us by non-U.S. persons that could be considered by CFIUS to be “covered transactions” under CFIUS’ regulations. CFIUS or another U.S. governmental agency could choose to review any Business Combination, even if a filing with CFIUS is not required. If we do not make a filing in connection with a Business\ Combination, there can be no assurances that CFIUS or another U.S. governmental agency will not choose to review any Business Combination. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, and could limit the pool of potential targets with which the Company can complete an initial Business Combination, among other things. CFIUS policies and agency practices are rapidly evolving, and in the event that CFIUS reviews any Business Combination or one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to the Business Combination or such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing the Company’s ordinary shares, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things) or CFIUS could order us to divest all or a portion of a target company if we had proceeded without first obtaining CFIUS clearance.
If CFIUS elects to review any Business Combination, the time necessary to complete such review of the Business Combination or a decision by CFIUS to prohibit the Business Combination could prevent us from completing any Business Combination and may force the Company to liquidate and dissolve. In the event of liquidation, there will be no distribution with respect to our outstanding warrants. Accordingly, any warrants held by investors will expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2022.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer