Form 10-Q
period 2022-09-30
Corner Growth Acquisition Corp.
filed 2022-11-10
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 10
, 2022, 40,000,000 Class A ordinary shares, par value $0.0001, and 10,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
CORNER GROWTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$86,007	$646,558
Prepaid expenses	78,991	359,471

Total current assets	164,998	1,006,029
Cash and marketable securities held in Trust Account	402,701,284	400,142,570

Total Assets	$402,866,282	$401,148,599

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Offering costs payable	$4,313	$74,313
Due to related party	275,000	—
Accrued expenses	366,565	121,030

Total current liabilities	645,878	195,343
Warrant liabilities	418,667	14,520,000
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	15,064,545	28,715,343

COMMITMENTS
Class A ordinary shares subject to possible redemption, 40,000,000 shares at redemption value	402,701,284	400,000,000
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(14,900,547)	(27,567,744)

Total Shareholders’ Deficit	$(14,899,547)	$(27,566,744)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$402,866,282	$401,148,599

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Operating and formation costs	$352,198	$1,291,566	$479,586	$1,372,774

Loss from operations	(352,198)	(1,291,566)	(479,586)	(1,372,774)
Other income
Earnings and realized gain on marketable securities held in Trust Account	1,931,891	2,558,714	40,687	124,203
Change in fair value of warrant liabilities	640,560	14,101,333	8,373,333	4,738,666

Net income	$2,220,253	$15,368,481	$7,934,434	$3,490,095

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,000,000	40,000,000	40,000,000	40,000,000

Basic and diluted net income per Class A ordinary share	$0.04	$0.31	$0.16	$0.07

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted net income per Class B ordinary share	$0.04	$0.31	$0.16	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Class A		Class B		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Net income	—	—	—	—	—	7,896,134	7,896,134

Balance, March 31, 2022	—	—	10,000,000	1,000	—	(19,671,610)	(19,670,610)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(769,393)	(769,393)
Net income	—	—	—	—	—	5,252,094	5,252,094

Balance, June 30, 2022	—	—	10,000,000	1,000	—	(15,188,909)	(15,187,909)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,931,891)	(1,931,891)
Net income	—	—	—	—	—	2,220,253	2,220,253

Balance, September 30, 2022	—	$—	10,000,000	$1,000	$—	$(14,900,547)	$(14,899,547)

Balance, January 1, 2021	—	$—	10,000,000	$1,000	$—	$(33,036,517)	$(33,035,517)
Net income	—	—	—	—	—	408,648	408,648

Balance, March 31, 2021	—	—	10,000,000	1,000	—	(32,627,869)	(32,626,869)
Net loss	—	—	—	—	—	(4,852,987)	(4,852,987)

Balance, June 30, 2021	—	—	10,000,000	1,000	—	(37,480,856)	(37,479,856)
Net income	—	—	—	—	—	7,934,434	7,934,434

Balance, September 30, 2021	—	$—	10,000,000	$1,000	$—	$(29,546,422)	$(29,545,422)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities
Net income	$15,368,481	$3,490,095
Adjustments to reconcile net income to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(2,558,714)	(124,203)
Change in fair value of warrant liabilities	(14,101,333)	(4,738,666)
Changes in operating assets and liabilities:
Accrued expenses	245,535	62,500
Due to related party	275,000	—
Prepaid expenses	280,480	304,373

Net cash used in operating activities	(490,551)	(1,005,901)

Cash Flows from Financing Activities
Payment of offering costs	(70,000)	(37,554)

Net cash used in financing activities	(70,000)	(37,554)

Net change in cash	(560,551)	(1,043,455)
Cash at beginning of the period	646,558	1,916,935

Cash at end of the period	$86,007	$873,480

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,701,284	$0

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had $86,007 in its operating bank accounts, $402,701,284 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and negative working capital of $480,880.

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
“Presentation of Financial Statements - Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. Our scheduled liquidation date is December 21, 2022. The Company currently believes that there may not be sufficient time to complete a business combination by December 21, 2022. On November 7, 2022, the Company filed a preliminary proxy statement which began the process for the shareholders to consider and vote on a proposal to approve the extension of the date by which the Company must consummate a Business Combination for a total of up to six months to June 21, 2023. However, the extension is subject to a shareholder vote and there is no guarantee an extension will be approved. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 21, 2022.
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
for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market mutual funds in U.S. based trust accounts at UBS Financial Services Inc. and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

The Company accounts for its securities held in the Trust Account in accordance with the guidance in ASC Topic 320, “Debt and Equity Securities.” These securities are classified as trading securities and carried at fair value, with earnings and realized gain recognized through other income.
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
Warrant Liabilities
The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Class A Ordinary Shares Subject to Possible Redemption
At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption - December 31, 2021	$400,000,000
Plus:
Remeasurement of carrying value to redemption value	2,701,284

Class A ordinary shares subject to possible redemption - September 30, 2022	$402,701,284

There were no changes during the year ended December 31, 2021. The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
During the nine months ended September 30, 2022,
the
Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $
2,701,284
to reflect cumulative
earnings
of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
The Company’s condensed statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income per share. Net income per share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income per share (in dollars, except share amounts):

	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022		September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,776,202	$444,051	$12,294,785	$3,073,696	$6,347,547	$1,586,887	$2,792,076	$698,019
Denominator:
Basic and diluted weighted average ordinary shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.31	$0.31	$0.16	$0.16	$0.07	$0.07

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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up
provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up
provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up
provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.
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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 d ays after the completion of the initial Business Combination.

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital
Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, September 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.
Administrative Support Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company has agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. On November 18, 2021, the Sponsor waived its right to receive any of the Company’s remaining, payment obligations under the Administrative Services Agreement. The Company is no longer bound to pay the monthly fee but continues to accrue for the monthly fee and make payments at its discretion. For the three, six and nine months ended September 30, 2022 and 2021, the Company incurred $120,000, $240,000 and $360,000 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. As of September 30, 2022 and December 31, 2021, there were $200,000 and $0 in fees outstanding for these services that are included in due to related party on the condensed balance sheets.
Operating and Formation Costs
During the three and nine months ended September

30, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $75,000 on behalf of the Company. These amounts are included in due to related party on the condensed balance sheet as of September 30, 2022.
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

1
0

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
.
Note 7 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares issued or outstanding, all of which are considered temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At September 30, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
one-for-one
basis.

1
2

Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description		September 30,	December 31,
	Level	2022	2021
Assets:
Cash and Marketable securities held in trust account	1	$402,701,284	$400,142,570

At September 30, 2022 and December 31, 2021, $904 of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,		December 31,
Description	Level	2022	Level	2021
Liabilities:
Warrant liability – Public Warrants	1	$266,667	1	$9,200,000
Warrant liability – Private Placement Warrants	3	$152,000	3	$5,320,000

Total warrant liability		$418,667		$14,520,000

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
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021 is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The Private Placement Warrants as of September 30, 2022 and December 31, 2021 are classified as Level 3 due to the use of unobservable inputs.
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

1
3

The key inputs into the Monte Carlo simulation model for the Private Placement warrants at September 30, 2022 and December 31, 2021 were as follows:

	December 31, 2021	September 30, 2022
Input
Risk-free interest rate	1.26%	4.06%
Expected term (years)	5.0	5.0
Expected volatility	13.3%	0.8%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.00	$10.00
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
Probability of successful acquistion	90.0%	60.0%
As of September 30, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.02 and $0.02 per warrant
 for aggregate values of $266,667 and $152,000, respectively. As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be $0.69 and $0.70, respectively, per warrant for aggregate values of approximately $9.2 million and $5.3 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 21, 2021	$5,320,000	$9,200,000	$14,520,000
Change in valuation inputs or other assumptions	(5,168,000)	(8,933,333)	(14,101,333)

Fair value as of September 30, 2022	$152,000	$266,667	$418,667

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no
t
ransfers in or out of level 3 for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021. Public warrants were transferred to Level 1 during the nine months ended September 30, 2021 due to quoted prices in an active market since February 8, 2021.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. On November 7, 2022, the Company filed a preliminary proxy statement which began the process for the shareholders to consider and vote on a proposal to approve the extension of the date by which the Company must consummate a Business Combination for a total of up to six months to June 21, 2023. However, the extension is subject to a shareholder vote and there is no guarantee an extension will be approved. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.
1
4

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

The Company currently believes that there may not be sufficient time to complete a business combination by December 21, 2022. On November 7, 2022, the Company filed a preliminary proxy statement which began the process for the shareholders to consider and vote on a proposal to approve the extension of the date by which the Company must consummate a Business Combination for a total of up to six months to June 21, 2023. However, the extension is subject to a shareholder vote and there is no guarantee an extension will be approved.

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at September 30, 2022, we had $86,007 in our operating bank account, and negative working capital of $480,880, and approximately $2,558,714 of earnings and realized gains on the proceeds deposited in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. Our scheduled liquidation date is December 21, 2022. The Company currently believes that there may not be sufficient time to complete a business combination by December 21, 2022. On November 7, 2022, the Company filed a preliminary proxy statement which began the process for the shareholders to consider and vote on a proposal to approve the extension of the date by which the Company must consummate a Business Combination for a total of up to six months to June 21, 2023. However, the extension is subject to a shareholder vote and there is no guarantee an extension will be approved. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 21, 2022.

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates. As of September 30, 2022, $86,007 was held outside the trust account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three and nine months ended September 30, 2022, we had a net income of $2,220,253 and $15,368,481, respectively, which consisted of $1,931,891 and $2,558,714 in earnings and realized gains on marketable securities held in the trust account, respectively, a change in the fair value of warrant liabilities of $640,560 and $14,101,333, respectively, and $352,198 and $1,291,566 in operating and formation costs, respectively.

For the three and nine months ended September 30, 2021, we had a net income of $7,934,434 and $3,490,095, respectively, which consisted of $40,687 and $124,203 in earnings and realized gains on marketable securities held in the trust account, respectively, a change in the fair value of warrant liabilities of $8,373,333 and $4,738,666, respectively, and $479,586 and $1,372,774 in operating and formation costs, respectively

Related Party Transactions

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the date of this filing and September 30, 2022, there were no outstanding Working Capital Loans under this arrangement.

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

For the three and nine months ended September 30, 2022 and 2021, the Company incurred $120,000 and $360,000 in fees for these services, respectively, which is included in operating and formation costs on the condensed statements of operations. As of September 30, 2022 and December 31, 2021, there were $200,000 and $0 in fees outstanding for these services that are included in due to related party on the condensed balance sheets.

Operating and Formation Costs

During the three and nine months ended September 30, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $75,000 on behalf of the Company. These amounts are included in due to related party on the condensed balance sheet as of September 30, 2022.

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

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. These material weaknesses resulted in the restatement of the Company’s balance sheet as of December 21, 2020 and its audited financial statements as of and for the period ended December 31, 2020, on Form 10-K/A Amendment No. 2 as filed on January 6, 2022, and its financial statements for the quarters ended March 31, 2021 and June 30, 2021 on Form 10-Q for the quarterly period ended September 30, 2021 as filed on November 19, 2021.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our December 31, 2021 Form 10-K and in our March 31, 2022 and June 30, 2022 Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in our December 31, 2021 Form 10-K and in our March 31, 2022 and June 30, 2022 Form 10-Q, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2022.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer