Form 10-K
period 2022-12-31
Corner Growth Acquisition Corp.
filed 2023-03-31
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐

Auditor	Auditor Name:	Auditor Location:
PCAOB ID 688	Marcum LLP	New York, NY
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A ordinary shares, par value $0.0001 per share, held by non-affiliates
of the registrant was $394,400,000 (based on the Nasdaq closing sales price of the ordinary shares on June 30, 2022 of $9.86).
As of March 31, 2023, there were 1,191,437 Class A ordinary shares, par value $0.0001 per share and 10,000,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share of the registrant issued and outstanding.
Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•

“amended and restated memorandum and article of association” are to our amended and restated memorandum and articles of association, as the same may be amended from time to time, adopted in connection with our Initial Public Offering;

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

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to uncertainty resulting from the continuing effects of the coronavirus (“COVID-19”) pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our Initial Public Offering.

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

Corner Ventures and its predecessor funds have backed over 200 different companies, with more than 30 public exits and more than 70 exits via acquisition, and maintain a network of relationships with leading early-stage investors, entrepreneurs, and executives. Selected examples include: Ambarella, Inc. (NASDAQ: AMBA), Bloom Energy Corporation (NYSE: BE), Eventbrite, Inc. (NYSE: EB), FireEye, Inc. (NASDAQ: FEYE), Glassdoor, Inc. (acquired by Recruit Holdings Co., Ltd.), Grubhub Inc. (NASDAQ: GRUB), iZettle AB (acquired by PayPal Holdings Inc. (“PayPal”)), Jasper Technologies, Inc. (acquired by Cisco Systems), Nextdoor Inc., 1Life Healthcare, Inc. (NASDAQ: ONEM), OptiMedica Corporation (acquired by Abbott Medical Optics (“AMO”)), Silver Peak Systems, Inc. (acquired by Hewlett Packard Enterprise (“HPE”)), Wealthfront Inc., WeWork Companies Inc., Wix.com Ltd. (NASDAQ: WIX), Xoom Corporation (listed as XOOM on the Nasdaq Global Select Market prior to being acquired by PayPal) and Yelp Inc. (NYSE: YELP).

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

Key technological advances and practices, such as cloud computing, data analytics, machine vision and learning, mobile computing, open source software development, developer-focused software tools, quantum computing and software-defined networking, are examples of a growing array of powerful tools employed by nimble, fast-growing technology companies unburdened with legacy business models or modes of thought, to rapidly disrupt ever-larger sectors of the global economy. Investors able to identify trends and patterns early in the cycle, support strong management teams in executing an accelerated growth plan and furnish the capital and structure to sustain such growth will be well-positioned to share in this phase’s value creation. As of January 2022, we estimate there were more than 550 private U.S. technology companies with a valuation in excess of $1.0 billion, commonly referred to as “unicorns.” In comparison, as of January 2023, we estimate there remain more than 500 private U.S. technology companies with a capitalization in excess of $1.0 billion. Corner Ventures, and its predecessor firm, has invested in 27 “unicorns” to date.

The Current Technology Initial Public Offering Market

As they assumed major roles in the global economy and achieved significant financial scale, many technology companies witnessed a changing financial landscape over the last decade that allowed them to remain private for longer periods.

For over a decade, substantial capital flowed into private equity markets, seeking technology-related investments. This inflow grew venture capital fund sizes and the number of venture capital funds while also adding non-venture capital investors, such as sovereign wealth funds, mutual funds, hedge funds and corporate investors, to the ever-growing array of private technology company financing options. Historically, the decision to access public markets through an initial public offering tended to be driven by a desire for growth capital and a venue for efficient pre-initial public offering shareholder liquidity; however, it is now a strategic business decision as changes in private markets now allow for greater access to growth capital.

Furthermore, the private market has matured to establish well-developed secondary markets that are capable of providing liquidity to founders, employees and investors.

The traditional technology company initial public offering process, which has been largely unchanged for decades, has also acted as a driving force to deter private company management teams and their pre-initial public offering stakeholders from pursuing initial public offerings. We believe management distraction, a sub-optimal price discovery mechanism and the resultant longer-term aftermarket impact have discouraged private technology companies from pursuing initial public offerings. This tends to be true even for businesses that are otherwise operationally ready and of appropriate size to access the public markets.

•

Management distraction: Preparation for and execution of an initial public offering requires management teams to devote considerable time and attention to the lengthy initial public offering process, including document drafting, underwriter selection and extensive investor engagement. This significant commitment can potentially distract management teams from focusing on the company’s product and growth strategies, a particularly challenging dynamic for high-growth technology company executives.

•

Price discovery and shareholder base development: The process for technology initial public offering demand generation often produces initial public offering order books that are significantly oversubscribed, but lacks an effective price discovery mechanism and encourages participation from many investors that are focused on short-term performance. Furthermore, limited price discovery and short-term focused investors can create a misalignment of incentives during the initial public offering share allocation process between technology companies and their underwriters. The current technology initial public offering book-build process fails to deliver the requisite information to technology company management teams, pre-initial public offering stakeholders and underwriters to make informed judgements regarding initial public offering pricing and allocation decisions and alternatives.

•

Longer-term impacts: A technology initial public offering book build that is characterized by ineffective price discovery and initial public shareholder base development can lead to material longer-term negative impacts for companies completing an initial public offering, such as shareholder base turnover and increased share price volatility. These dynamics have far-reaching effects on newly public companies and can impair a management team’s ability to focus on long-term value creation.

Notwithstanding the above deterrents, we believe companies, at a certain stage in their development, will realize material benefits with being publicly traded, including increasing brand and company awareness, developing a more liquid acquisition currency and diversifying funding sources while reducing their cost of capital. An acquisition by a blank check company with a management team that is well-known to, and respected by, technology company founders, their current investors and their management teams, we believe, can provide a more transparent and efficient mechanism to bring a private technology company to the public markets than a traditional initial public offering.

The sourcing network of our management team is over 20 years old. Our management team started building their unique sourcing network in early 2001 during the dot-com bust. Over time, they developed long-term trusted relationships with seed and early stage investors across the United States, Europe and Israel, and have invested in over 200 private companies, backing founders and executives who are now spread (after their company was acquired or went public) across hundreds of technology companies. Further, Corner Ventures’ existing portfolio companies, the latest companies started by founders and executives whom our management team has previously supported, and companies in portfolios of Corner Ventures’ co-investors, collectively offer a unique pipeline of high growth, category leading, target companies that we look to as potential sources of acquisition targets.

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

At an extraordinary general meeting on December 20, 2022, the shareholders approved a proposal, by special resolution under Cayman Islands law to amend the Company’s amended and restated memorandum and articles of association to extend the date that the Company has to consummate a business combination from December 21, 2022 to June 21, 2023 (the “Extension Proposal”). The shareholders also approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the trust account from (i) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (ii) the earliest of the Company’s completion of an initial business combination and June 21, 2023. As part of the extraordinary general meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding.

On February 9, 2023, the Company issued a press release announcing that the Company has entered into a non-binding letter of intent (the “Letter of Intent”) with Softline Holding plc (now trading under the brand name Noventiq on the London Stock Exchange) to proceed with a potential business combination that would result in the combined company being publicly-listed on the Nasdaq Stock Market (the “Nasdaq”). The business combination is subject to the completion of definitive documentation.

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

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities (including Corner Growth 2 and Corner Growth 3). As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he, she or it has then- current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Financial Position

The net proceeds from our Initial Public Offering and the sale of the private placement warrants provided us with $388,633,920 (after taking into account $14,000,000, of deferred underwriting commissions then held in the trust account and the estimated non-reimbursed expenses of our Initial Public Offering). In connection with a vote to approve the Extension Proposal, the holders of 38,808,563 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.14 per share, for an aggregate redemption amount of approximately $393,676,799. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $12,226,852. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000, which shall be payable to the underwriter upon consummation of an initial business combination, as originally set forth in the underwriting agreement. As such, we have $8,226,852 available for a business combination as of December 31, 2022 (after payment of the $4,000,000 deferred underwriting fees and before certain fees and expenses associated with our initial business combination) and may be able to offer a target business options to create liquidity, provide capital for the potential growth and expansion of its operations or reduce debt to improve its balance sheet. To complete our initial business combination we will seek a flexible approach to use the most efficient combination of cash, debt, or equity securities that will allow us to tailor the consideration to be paid to the target business to fit its particular needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance that it will be available to us.

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

We agreed to pay our sponsor a total of $40,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Upon completion of our initial business combination or our liquidation, we were to cease paying these monthly fees and pay such affiliate an amount equal to $1,200,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, the sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, which redemptions would be separate from and in addition to redemptions we have already conducted in connection with the Extension Proposal, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, the voting of our initial shareholders’ founder shares in favor of our initial business combination will suffice to approve such initial business combination and we will not need any of the 1,191,437 outstanding Class A ordinary shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) any shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, which redemptions would be separate from and in addition to redemptions we have already conducted in connection with the Extension Proposal, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 30 months from the closing of our Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 30 months from the closing of our Initial Public Offering to consummate an initial business combination. At an extraordinary general meeting on December 20, 2022, the shareholders approved the Extension Proposal which amended the Company’s amended and restated memorandum and articles of association to extend the date that the Company has to consummate a business combination from December 21, 2022 to June 21, 2023. If we have not consummated an initial business combination within 30 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 30 months from the closing of our Initial Public Offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 30 months from the closing of our Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

If necessary, we expect that costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $32,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We have access to approximately $132,000 from our Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including funds from the trust account available to pay dissolution costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 30 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.23 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

•	We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates, including may not be indicative of future performance of an investment in us.

•	Our expectations regarding changes and long-term growth in the technology industry may not materialize to the extent we expect, or at all.

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

•

The requirement that we consummate an initial business combination within 30 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that could produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing effects of the COVID-19 pandemic and the status of debt and equity markets.

•

We may not be able to consummate an initial business combination within 30 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Our expectations regarding changes and long-term growth in the technology industry may not materialize to the extent we expect, or at all.

We expect favorable changes and long-term growth in the technology industry based on certain trends and assumptions. No assurance can be given that these trends and assumptions, or that our expectations surrounding the technology industry, will be accurate. Further, unanticipated events and circumstances may occur and change the outlook surrounding the technology industry in material ways. Accordingly, our expectations of growth in the technology industry may occur to a different extent or at a different time, or may not occur at all. If our expectations surrounding certain favorable changes in the technology industry do not occur to the degree that we expect, or at all, our ability to find a suitable initial business combination target and consummate an initial business combination may be hindered or delayed.

In addition, in the short-term the technology industry may be materially and adversely affected by weak economic conditions. In particular, the technology space has been adversely impacted by inflationary pressure and certain precautions the federal government has undertaken to control it. We cannot predict the timing, strength or duration of a broad economic slowdown or recovery, and even if the overall economy is robust, we cannot assure you that the technology industry will experience growth to the extent we expect, or at all.

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

Our initial shareholders owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our Initial Public Offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. As a result, the voting of our initial shareholders’ founder shares in favor of our initial business combination will suffice to approve such initial business combination and we will not need any of the 1,191,437 outstanding Class A ordinary shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will ensure that we will receive the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination within 30 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 30 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Ukraine Conflict.

We do not have employees or operations in Russia or Ukraine. Sanctions and other trade controls imposed by the United States and other governments in response to Russia’s military operations in Ukraine could impact our ability to find a suitable target with which to consummate our initial business combination. While it is difficult to estimate the impact of current or future sanctions on our ability to find a suitable target with which to consummate our initial business combination, such sanctions could prevent us from consummating our initial business combination within the requisite time period.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or about the 30-month anniversary of the effective date of the registration statement relating to the Initial Public Offering, we instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposals (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a business combination transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the date of the registration statement for its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, which does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed the Initial Public Offering in December 2020 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 27 months after the effective date of the Initial Public Offering, as of the date of Annual Report on Form 10-K). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the trust account have, since the Initial Public Offering, been held only in cash or U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in trust account included approximately $0 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on or about the 24-month anniversary of the effective date of the registration statement relating to the Initial Public Offering, or December 21, 2022, instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earliest of the Company’s completion of an initial business combination or June 21, 2023, as applicable. Following such liquidation of the assets in the %, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public Shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future, and those stockholders who elect not to redeem all or a portion of their public shares in connection with the approval of the Extension Proposal will receive no more than the same per share amount, without additional interest, if they redeem all or a portion of their public shares in connection with a business combination or if the Company is liquidated in the future, in each case as compared with the per share amount they would have received if they had redeemed all or a portion of their public shares in connection with the approval of the Extension Proposal.

The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 30-month anniversary of the effective date of the registration statement relating to the Initial Public Offering, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

Any business combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of a business combination. Such conditions or limitations could also potentially make the Company’s ordinary shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).

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

The managers and officers of the sponsor are all U.S. persons and the voting power in the sponsor is held by U.S. persons; however, non-U.S. persons made the majority of capital contributions to the sponsor. As a result, the contemplated investments by the sponsor and foreign persons controlling any private investment in public equity investors in connection with any business combination may result in investments in us by non-U.S. persons that could be considered by CFIUS to be “covered transactions” under CFIUS’ regulations. CFIUS or another U.S. governmental agency could choose to review any business combination, even if a filing with CFIUS is not required. If we do not make a filing in connection with a business combination, there can be no assurances that CFIUS or another U.S. governmental agency will not choose to review any business combination. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, and could limit the pool of potential targets with which the Company can complete an initial business combination, among other things. CFIUS policies and agency practices are rapidly evolving, and in the event that CFIUS reviews any business combination or one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to the business combination or such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing the Company’s ordinary shares, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things) or CFIUS could order us to divest all or a portion of a target company if we had proceeded without first obtaining CFIUS clearance.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing effects of the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 outbreak resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that may continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected thereby. Furthermore, we may be unable to complete a business combination if concerns relating to the continuing effects of COVID-19 impact or restrict travel, limit our ability to have meetings with potential investors, limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which continue to be highly uncertain and cannot be predicted, including new information that may emerge concerning actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing that may be impacted by COVID-19 and other events, including as a result of inflationary pressures, increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to consummate an initial business combination within 30 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial business combination within 30 months after the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to be a challenge both in the U.S. and globally Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, war, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

You may not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 30 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 30 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 30 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had $31,547 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 30 months following the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent, such as the Letter of Intent, where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 30 months from the closing of our Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, due to claims of such creditors, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account. Pursuant to the letter agreement the form of which is filed as an exhibit to this Annual Report on Form 10-K, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If we have not consummated an initial business combination within 30 months from the closing of our Initial Public Offering, our public shareholders may be forced to wait beyond such 30 months before redemption from our trust account.

If we have not consummated an initial business combination within 30 months from the closing of our Initial Public Offering, the proceeds then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 30 months from the closing of our Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

While there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors, the Nasdaq corporate governance requirements require us to hold an annual general meeting within one year after our first full fiscal year end following our listing on the Nasdaq. Accordingly, we are required under the Nasdaq corporate governance requirements to hold an annual general meeting by December 31, 2023. However, we would not be required to hold an annual general meeting in the event that we complete an initial business combination prior to December 31, 2023. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

Because we are not limited to a particular industry, sector or geographic area or any specific target businesses with which to pursue our initial business combination, you may be unable to ascertain the merits or risks of any particular target business’s operations

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

The net proceeds from our Initial Public Offering and the sale of the private placement warrants provided us with $388,633,920 (after taking into account $14,000,000, of deferred underwriting commissions then held in the trust account and the estimated non-reimbursed expenses of our Initial Public Offering). In connection with a vote to approve the Extension Proposal, the holders of 38,808,563 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.14 per share, for an aggregate redemption amount of approximately $393,676,799. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $12,226,852. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000, which shall be payable to the underwriter upon consummation of an initial business combination, as originally set forth in the underwriting agreement. As such, we have $8,226,852 available for a business combination as of December 31, 2022, after payment of the $4,000,000 deferred underwriting fees and before certain fees and expenses associated with our initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500

Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 7,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($11,400,000 in the aggregate), in a private placement that closed simultaneously with the Initial Public Offering. If we do not consummate an initial business combination within 30 months from the closing of our Initial Public Offering, the private placement warrants will expire worthless. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration and shareholder rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 30-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

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

Following the approval of the Extension Proposal, our initial shareholders own, on an as-converted basis, 89.35% of our issued and outstanding Class A ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units or Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

We do not believe that our anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held in cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on or about the 24-month anniversary of the effective date of the registration statement relating to the Initial Public Offering, or December 21, 2022, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts). The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 30 months from the closing of our Initial Public Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

As previously noted, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our Initial Public Offering in December 2020, the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our Initial Public Offering and the restatement of our earnings per share calculation. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. These material weaknesses resulted in a material misstatement of our warrant liabilities and related financial disclosures, the initial carrying value of the Class A ordinary shares subject to possible redemption and our earnings per share calculation for the affected periods.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of the financial statements included herein. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of the financial statements included herein. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after June 21, 2023, our scheduled liquidation date if we do not complete the initial business combination prior to such date.

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

On December 31, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares and two holders of record of our warrants.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Concurrently with the closing of the Initial Public Offering, our sponsor purchased 7,600,000 private placement warrants at a price of $1.50 per private placement warrant, generating proceeds of $11,400,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the Initial Public Offering held in the trust account. If the company does not complete an initial business combination within 30 months from the closing of our Initial Public Offering, the private placement warrants will expire worthless. The private placement warrants are substantially similar to the warrants underlying the units issued in the Initial Public Offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. The sponsor and the company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of underwriting discounts and commissions, which will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $400,000,000 of the net proceeds from our Initial Public Offering and the private placement of the private placement warrants (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000, which shall be payable to the underwriter upon consummation of an initial business combination, as originally set forth in the underwriting agreement. As such, we have $8,226,852 available for a business combination as of December 31, 2022, after payment of the $4,000,000 deferred underwriting fees and before certain fees and expenses associated with our initial business combination. As of December 31, 2022, we had $31,547 in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in cash in the trust account.

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

The registration statement for our Initial Public Offering was declared effective on December 16, 2020. On December 21, 2020, we consummated the Initial Public Offering of 40,000,000 Units at $10.00 per Unit, generating gross proceeds of $400,000,000, and incurring offering costs of approximately $22,766,000, inclusive of $14,000,000 in deferred underwriting commissions (which were reduced by $10,000,000 to $4,000,000 during our fourth fiscal quarter in 2022). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 7,600,000 private placement warrants at a price of $1.50 per private placement warrant to the sponsor, generating gross proceeds of $11,400,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

Upon the closing of the Initial Public Offering and private placement, $400,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the trust account, located in the United States at JP Morgan Chase and Morgan Stanley, with Continental Stock Transfer & Trust Company acting as trustee, and are being held in cash until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the trust account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial Business Combination.

At an extraordinary general meeting on December 20, 2022, the shareholders approved a proposal, by special resolution under Cayman Islands law to amend the Company’s amended and restated memorandum and articles of association to extend the date that the Company has to consummate a business combination from December 21, 2022 to June 21, 2023 (the “Extension Proposal”). The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the trust account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earliest of the Company’s completion of an initial business combination and June 21, 2023. As part of the extraordinary general meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding.

If we are unable to complete a Business Combination within 30 months from the closing of the Initial Public Offering, or June 21, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at December 31, 2022, we had $31,547 our operating bank account, and negative working capital of $4,417,427, and $5,761,081 of earnings and realized gain on marketable securities held in the trust account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of the financial statements included herein. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of the financial statements included herein. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after June 21, 2023, our scheduled liquidation date if we do not complete the initial business combination prior to such date.

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 1,191,437 and 40,000,000 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet, respectively.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial carrying value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. During 2022, there were payments to Class A ordinary shareholders subject to possible redemption in the amount of $393,676,799. The fair value Class A ordinary shareholders subject to possible redemption was increased by 5,903,651 from earnings and realized gain on marketable securities held in trust account.

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

Results of Operations

All activity during the year ended December 31, 2022, was for a search for initial Business Combination candidates. As of December 31, 2022, approximately $32,000 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had a net income of $17,687,623, which consisted of $1,965,458 in general and administrative costs offset by $5,761,081 in earnings and realized gains on marketable securities held in the trust account and change in the fair value of warrant liabilities of $13,892,000.

For the year ended December 31, 2021, we had a net income of $5,551,863, which consisted of $1,709,425 in general and administrative costs offset by $136,865 in unrealized gains on securities held in the trust account, change in the fair value of warrant liabilities of $7,041,333 and a realized gain on extinguishment of overallotment liability of $83,090.

Related Party Transactions

Founder Shares

On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of this offering. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the Initial Public Offering held in the trust account. If we do not complete a business combination within 30 months after the closing of our Initial Public Offering, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees.

Our sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On October 28, 2020, the sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. On October 27, 2020 and December 17, 2020, the Company borrowed $115,000 and $55,000, respectively, under the Note. On December 22, 2020, the Company repaid the Note in full. As of December 31, 2022, the Company had no outstanding balance under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2022, there were no outstanding Working Capital Loans under this arrangement.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a Business Combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We incurred $480,000 and $480,000 in these fees for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, there were $320,000 and $0 in fees outstanding for these services. This is reflected in due to related party on the balance sheet.

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

The underwriters were entitled to underwriting discounts of $0.20 per Unit, or $8,000,000 in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or $14,000,000 in the aggregate was payable to the underwriters for deferred underwriting commissions. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Net Income Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,933,333, of the Company’s Class A ordinary shares in the calculation of diluted net income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that the controls around the interpretation and accounting for the Class A ordinary shares and warrants issued by the company were not effectively designed or maintained.

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

Item 9b.	Other Information

None.

Item 9c.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
John Cadeddu	56	Co-Chairman and Director
Marvin Tien	48	Co-Chairman, Chief Executive Officer and Director
Alexandre Balkanski	62	Director
John Mulkey	49	Director
Jason Park	46	Director
Jane Mathieu	48	President
Jerome “Jerry” Letter	48	Chief Financial Officer and Chief Operating Officer
David Kutcher	40	Chief Investment Officer
Kevin Tanaka	32	Director of Corporate Development

John Cadeddu, has served as our Co-Chairman and member of our board of directors since October 2020. He is currently a General Partner and Managing Director of Corner Ventures and co-founded its predecessor firm, DAG Ventures. Mr. Cadeddu also serves as Co-Chairman and a director of Corner Growth 2. From 2004 to 2016, DAG Ventures raised in excess of $1.6 billion over five funds, and Mr. Cadeddu sourced many of DAG Ventures’ most successful investments, including Ambarella, Inc. (NASDAQ: AMBA), Bloom Energy Corporation (NYSE: BE), Clearwell Systems, Inc. (acquired by Symantec), Eventbrite, Inc. (NYSE: EB), FireEye, Inc. (NASDAQ: FEYE), Glassdoor, Inc. (acquired by Recruit Holdings Co., Ltd.), Grubhub Inc. (NASDAQ: GRUB), iZettle AB (acquired by PayPal), Jasper Technologies, Inc. (acquired by Cisco), LearnVest, Inc. (acquired by Northwest Mutual), Nextdoor, 1Life Healthcare, Inc. (NASDAQ: ONEM), OptiMedica Corporation (acquired by AMO), Silver Peak Systems, Inc. (acquired by HPE), Wealthfront Inc., WeWork Companies Inc., Wix.com Ltd. (NASDAQ: WIX), Xoom Corporation (listed as XOOM on the Nasdaq Global Select Market prior to being acquired by PayPal) and Yelp Inc. (NYSE: YELP). From 1999 to 2004, Mr. Cadeddu worked at Duff Ackerman & Goodrich, a telecommunications-focused private equity firm. Prior to Duff Ackerman & Goodrich, Mr. Cadeddu worked at Tandem Computers, Octel Communications, JP Morgan and Amsterdam Pacific. Mr. Cadeddu serves on the board of directors of Beewise Technologies Ltd., Get Fabric Ltd., Prismo Systems Inc. and Picarro. He is also a board observer at Twin Health, Solv Health Inc. and Wealthfront Inc. He has previously served as board member or board observer at Ambarella Inc., Bloom Energy Corporation, EventBrite, Inc., FireEye, Inc., Glassdoor, Inc., GrubHub Inc., Mint Software Inc., 1Life Healthcare, Inc., Pacific BioSciences of California, Inc., Silver Peak Systems, Inc. and Xoom Corporation. Mr. Cadeddu is a graduate of Harvard University and received his MBA from the Stanford University Graduate School of Business. We believe Mr. Cadeddu’s substantial experience investing in growth stage technology companies, extensive network, and various prior investment roles make him well qualified to serve as a member of our board of directors.

Marvin Tien, has served as our Co-Chairman, Chief Executive Officer and member of our board of directors since October 2020. He is currently a General Partner and Managing Director of Corner Ventures and a Principal and Founder of Corner Capital Group and Corner Capital Management. He also serves as Co-Chairman, Chief Executive Officer and a director of Corner Growth 2 Corner Ventures was established in 2018 with a focus on leading growth financing rounds of emerging global technology companies. In 2010, Mr. Tien also co-managed Green Lake Capital, an investment subsidiary for Walsin Liwha Corp (TPE: 1605), which invested in emerging infrastructure technologies and became one of the largest owners and operators of commercial and industrial solar power generation assets. Later, in 2013, Mr. Tien co-founded Ahana Capital, which was subsequently sold to ATNI International (NASDAQ: ATNI) in 2014, and Mr. Tien co-led their efforts to expand the infrastructure investments to greater Asia. Prior to Green Lake Capital, Mr. Tien focused on family investments for Corner Capital Group, which made direct investments in private companies focused on cross border opportunities between the United States and Asia. Mr. Tien serves on the board of directors of Halcyon Tech Inc., Bookaway Ltd., Brainvivo Ltd., Cymbio Ltd., Ludeo, Healthy.io Ltd., Nexar Inc., Multinarity Ltd., Cymbio Digital Ltd., Assemble Stream Inc., Boldend Inc., Shift Time Inc. and Legal Logic Ltd. (d/b/a LawGeex). Mr. Tien is a graduate of Cornell University and received his MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Tien’s significant experience investing in both private and public technology companies, investing acumen, and global network make him well qualified to serve as a member of our board of directors.

Alexandre Balkanski has served as a member of our board of directors since our Initial Public Offering. He is a long-time technology industry leader with a demonstrated track record of delivering growth in revenue and profits while achieving recognition for outstanding customer satisfaction. He is currently the president and chief executive officer of Picarro where he has also served as director since 2002. He also serves as a director of Corner Growth 2.

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

John Mulkey has served as a member of our board of directors since our Initial Public Offering. Mr. Mulkey also serves as the President and CFO of Plain Sight Properties real estate development fund, which specializes in the development of build for rent communities. He is currently the manager of Mulkey Holdings, a private family office specializing in debt and equity investments across the hospitality, real estate, gaming and lodging sectors. He also serves as a director of Corner Growth 2. Prior to his current roles, Mr. Mulkey was the chief financial officer and executive vice president of Zuffa, LLC (dba and owner of Ultimate Fighting Championship (“UFC”)) from 2006 to 2015. During his decade-long role at UFC, Mr. Mulkey oversaw all worldwide financial operations for the media and entertainment company and contributed to its growth from a breakeven cash flow enterprise to one valued at over $4 billion at exit. Prior to UFC, Mr. Mulkey was a managing director at Wachovia Securities LLC from 2005 to 2006, where he ran high-yield research in the gaming and lodging sectors and was twice awarded the prestigious Institutional Investor All-American research award. Prior to Wachovia, Mr. Mulkey was a managing director at Bear Stearns & Co. in New York City from 2001 to 2005, where he held a similar role across the equity and high-yield platforms at the investment bank. Before moving to New York, Mr. Mulkey was the director of business development for Station Casinos, Inc. in Las Vegas and had worked in various analyst roles there and with Mirage Resorts Inc., where he was a graduate of the Management Associate Program. Mr. Mulkey holds a Bachelor of Arts degree in Economics from Vanderbilt University in Nashville, Tennessee. We believe Mr. Mulkey’s significant experience in finance and investments in the hospitality, real estate and gaming sectors makes him well qualified to serve as a member of our board of directors.

Jason Park has served as a member of our board of directors since our Initial Public Offering. He is currently the chief financial officer of DraftKings Inc. (NASDAQ: DKNG) (“DraftKings”). He also serves as a director of Corner Growth 2. Mr. Park joined DraftKings in his capacity as chief financial officer in June 2019, and is responsible for the accounting, tax, treasury, financial planning and analysis and investor relations departments. Prior to joining DraftKings, from 2009 to 2019, Mr. Park worked at Bain Capital Private Equity (“Bain Capital”) where he was an operating partner and focused on technology investments. For more than 10 years, Mr. Park worked collaboratively with chief executive officers, chief financial officers and management teams to develop and achieve value creation plans. Before Bain Capital, he was an associate partner at McKinsey & Company from 1999 to 2008. Mr. Park has previously served as a director of CentralSquare Technologies, Inc. Mr. Park holds an MBA from the Wharton School at the University of Pennsylvania and MAcc (Master of Accountancy) and Bachelor of Business Administration degrees from the University of Michigan. We believe Mr. Park’s significant experience in technology and finance makes him well qualified to serve as a member of our board of directors.

Jane Mathieu, has served as our President since October 2020. She is currently a Partner at Corner Ventures and serves as President of Corner Capital Management. She also serves as President of Corner Growth 2. Previously, Ms. Mathieu served as Director and General Counsel for Green Lake Capital, leading one of the first Power Purchase Agreement Funds in the renewable energy space from 2010 to 2014. In 2014, Ms. Mathieu and Mr. Tien structured a sale of the Green Lake Capital portfolio to ATNI International (NASDAQ: ATNI) and continued to manage it under the Ahana Renewables umbrella, a subsidiary of ATNI. Ahana Renewables was focused on cross-border transactions in the energy sector. Ms. Mathieu has served as an advisor to Corner Capital Group since 2014 and is currently a Partner. Prior to that Ms. Mathieu was a real estate and structured finance attorney from 2004 to 2008 at DLA Piper where she represented commercial banks, insurance companies, REITs, and funds in capital markets transactions. Ms. Mathieu served on the Board of Directors for TILT Holdings Inc. (OTCMKTS: TLLTF) from 2019 until February 15, 2023. She is a graduate of the University of California, Los Angeles and received her JD from Brooklyn Law School.

Jerry Letter, has served as our Chief Financial Officer and Chief Operating Officer since February 2021. He is currently Chief Financial Officer, Chief Operating Officer and a Partner at Corner Ventures and Chief Financial Officer at Corner Capital Management. He also serves as Chief Financial Officer and Chief Operating Officer of Corner Growth 2. Prior to joining Corner Ventures in February 2021, Mr. Letter served in various roles for Airbnb, Inc. (NASDAQ: ABNB) (“Airbnb”) from March 2017 until January 2021, including as a member of the company’s global leadership team as director of operations and finance and as the chief operations and financial officer for Airbnb’s luxury business unit, where he was responsible for home supply and quality, service product design, guest experience/hospitality, strategy, finance, and business operations. From 2005 to 2017, Mr. Letter served as a partner and the chief financial officer at InterMedia Partners, L.P. (“InterMedia”), a middle-market media and tech focused growth and private equity fund. At InterMedia, Mr. Letter led the sourcing and execution of multiple buy-side transactions while also utilizing operational expertise by working closely with portfolio company management to drive value creation post investment. While at InterMedia, Mr. Letter was also instrumental in executing a series of mergers creating Hemisphere Media Group, Inc. (NASDAQ: HMTV) via the Azteca Acquisition Corporation, a special purpose acquisition company. Prior to InterMedia, Mr. Letter was based in Silicon Valley, where he served as director of finance at Exodus Communications, Inc., and as corporate controller of GlobalCenter Inc. Mr. Letter began his career at Arthur Andersen LLP becoming a Certified Public Accountant (currently inactive). Mr. Letter is a graduate of Indiana University and received his MBA from Columbia Business School.

David Kutcher, has served as our Chief Investment Officer since February 2021, and previously served as our Chief Financial Officer from October 2020. He is currently a Venture Partner with Corner Ventures, where he previously served as Chief Financial Officer from October 2020 until February 2021. He also serves as Chief Investment Officer of Corner Growth 2. Prior to joining Corner Ventures in 2020, he was the managing partner at Torian Capital Partners, a firm he co-founded in 2016, which now serves as a family investment vehicle. From 2011 to 2016, Mr. Kutcher was a Managing Director with Broadband Capital Management, a New York based merchant banking firm and was an advisor to its successor firm, Broadband Capital Partners, an alternative investment firm, from February 2016 until December 2018. Mr. Kutcher was also the interim chief financial officer for Immunome (NASDAQ: IMNM), a Broadband Capital portfolio company, from June 2016 through March 2018. Mr. Kutcher had a significant role in assisting special purpose acquisition companies through their initial public offering and business combination processes, including Committed Capital Acquisition Corporation, which acquired One Group Hospitality, Inc. (NASDAQ: STKS) in October 2013 and was controlled by Broadband Capital principals. Mr. Kutcher started his career as an M&A and capital markets lawyer with Ellenoff Grossman & Schole LLP in New York from 2008 to 2011. Prior investments include Vroom, Inc. (NASDAQ: VRM), Immunome, Inc. (NASDAQ: IMNM), Zynerba Pharmaceuticals, Inc. (NASDAQ: ZYNE), ONE Group Hospitality, Inc. (NASDAQ: STKS), Montrose Environmental Group, Inc. (NYSE: MEG), TILT Holdings Inc. (OTCMKTS: TLLTF), Hydrofarm Holdings Group, Inc. (NYSE: HYFM) and Mile High Labs International, Inc. Mr. Kutcher is also a board observer at IPwe. Mr. Kutcher holds a Bachelor of Arts from the University of the South (Sewanee) and a JD from Samford University (Cumberland).

Kevin Tanaka, has served as our Director of Corporate Development since October 2020. He has been a Principal at Corner Ventures since 2019. He also serves as Director of Corporate Development of Corner Growth 2. Prior to joining Corner Ventures, Mr. Tanaka worked at M-III Partners from 2018 to 2019 where he served as a vice president, helping the company in its lead role as the financial and restructuring advisor to Sears prior to and through its Chapter 11 restructuring. Prior to joining M-III, Mr. Tanaka worked at Vista Equity Partners on the Private Equity team in Austin, Texas from 2015 to 2017 where he specialized in the evaluation and acquisition of enterprise software, data, and technology companies. Before Vista, Mr. Tanaka worked at Morgan Stanley from 2013 to 2015. Mr. Tanaka is a graduate of the University of California, Berkeley.

Advisory Board

From time to time we may utilize the services of certain advisors and/or form an advisory board consisting of individuals whom we believe will help us execute our business strategy.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. While there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors, the Nasdaq corporate governance requirements require us hold an annual general meeting within one year after our first full fiscal year end following our listing on the Nasdaq. Accordingly, we are required under the Nasdaq to hold an annual general meeting by December 31, 2023. However, we would not be required to hold an annual general meeting in the event that we complete an initial business combination prior to December 31, 2023. The term of office of the first class of directors, consisting of Mr. Balkanski, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Mulkey and Mr. Park, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Cadeddu and Mr. Tien, will expire at our third annual meeting of shareholders.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
John Cadeddu	Corner Ventures	Venture Firm	Co-founder, General Partner
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Co-Chairman, Director
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Co-Chairman, Director
	CommonSense Robotics Ltd. (d/b/a Fabric)	Logistics automation	Director
	Beewise Technology	Technology and robotic beehives	Director
	Prismo Systems Inc.	Cybersecurity	Director
	Picarro, Inc.	Electronic equipment and instruments	Director
	Twin Health	Healthcare technology	Board Observer
	SolvHealth	Healthcare technology	Board Observer
	Wealthfront Inc.	Automated investment service	Board Observer
Marvin Tien	Corner Ventures(1)	Venture Firm	Co-founder, General Partner
	Corner Capital Group(1)	Investment Firm	General Partner
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director
	Healthy.io Ltd.	Healthcare technology	Director
	Nexar Inc.	Artificial Intelligence	Director
	Multinarity Ltd.	Augmented Reality	Director
	Cymbio Digital Ltd.	E-Commerce	Director
	Legal Logic Ltd. (d/b/a LawGeex)	Legal contract automation	Director
	Halcyon Tech	Technology and cyber defense	Director
	Bookaway Ltd.	Technology and online travel	Director
	Brainvivo Ltd.	Technology and artificial intelligence	Director
	Ludeo	Technology and gaming	Director
	Assemble Stream	Technology andWeb3 education	Director
	Boldended Inc.	Technology and cyber defense	Director
	Shift Time, Inc.	Technology, human resources and consumer finance	Director
Alexandre Balkanski	Picarro, Inc.	Electronic equipment and instruments	President, Chief Executive Officer and Director
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee
	D2s, Inc.	Software and tech services	Director
	Engageli, Inc.	Digital learning	Director
John Mulkey	Mulkey Holdings	Hospitality, real estate, gaming and lodging	Manager
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee
	Plain Sight Properties	Real estate	President, Chief Financial Officer
Jason Park	DraftKings Inc.	Consumer discretionary services	Chief Financial Officer
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director Nominee

Individual	Entity	Entity’s Business	Affiliation
Jane Mathieu	Corner Ventures(1)	Venture Firm	Partner, General Counsel
	Corner Capital Group(1)	Investment Firm	Partner, General Counsel
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	President
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	President
Jerry Letter	Corner Ventures(1)	Venture Firm	Partner, Chief Financial Officer and Chief Operating Officer
	Corner Capital Management	Investment Firm	Chief Financial Officer
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer
	Selina Holding Company SE	Hotel Group	Director
	OnPoint Global, LLC	Digital content	Director
	Powerband Solutions Inc.	Online auto financing	Director
David Kutcher	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Chief Investment Officer
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Chief Investment Officer
	IPwe	Blockchain Technology	Observer
Kevin Tanaka	Corner Ventures(1)	Venture Firm	Principal
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director of Corporate Development
	Corner Growth Acquisition Corp. 3	Technology focused SPAC	Director of Corporate Development

(1)	Includes certain of its funds and other affiliates.

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

•

Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, pursuant to a letter agreement that our sponsor and each member of our management team have entered into with us, our sponsor and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants are not transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if we complete our initial business combination prior to 30 months following the closing of our Initial Public Offering, then at the closing of the business combination, we would pay to such affiliate an amount equal to $1,200,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, our sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement.

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

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if we complete our initial business combination prior to 30 months following the closing of our Initial Public Offering, then at the closing of the business combination, we would pay to such affiliate an amount equal to $1,200,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, our sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement. Our sponsor, executive officers and directors, or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 1,191,437 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 10,000,000 Class B ordinary shares outstanding as of March 31, 2023. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. All of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, as described herein. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class B Ordinary Shares		Class A Ordinary Shares		Approximate Percentage of Voting Control
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
CGA Sponsor, LLC (our sponsor) (2)(3)	9,825,001	98.3%	—	—	89.2%
John Cadeddu (2)(3)	9,825,001	98.3%	—	—	89.2%
Marvin Tien (2)(3)	9,825,001	98.3%	—	—	89.2%
Jane Mathieu	—	—	—	—	—
Jerry Letter	—	—	—	—	—
David Kutcher	—	—	—	—	—
Kevin Tanaka	—	—	—	—	—
Alexandre Balkanski	58,333	*	—	—	*
John Mulkey	58,333	*	—	—	*
Jason Park	58,333	*	—	—	*
All officers and directors as a group (9 individuals)	10,000,000	100.0%	—	—	89.4%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 251 Lytton Avenue, Suite 200, Palo Alto, California 94301.
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

On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our Initial Public Offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

We currently maintain our executive offices at 251 Lytton Avenue, Suite 200, Palo Alto, California 94301. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if complete our initial business combination prior to 30 months following the closing of our Initial Public Offering, then at the closing of the business combination, we would pay to such an affiliate an amount equal to $1,200,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, our sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2022, no working capital loans were outstanding.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the years ended December 31, 2022 and December 31, 2021, including services in connection with our Initial Public Offering, totaled approximately $123,000 and $98,000, respectively. The precceding amounts fees related to include interim review procedures, audit fees, and attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2022 and 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021, respectively.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021, respectively.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

3.2	Extension Amendment, dated December 20, 2022, to the Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2022, File No. 001-39814).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

4.2	Specimen Class A ordinary share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2021, File No. 001-39814).

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.1	Amendment to Investment Management Trust Agreement, dated December 20, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2022, File No. 001-39814).

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.4	Administrative Services Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.5	Form of Letter Agreement between the Registrant, the Sponsor and each director and executive officer of the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

10.6	Form of Indemnity Agreement between the Registrant and each director and executive officer of the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, File No. 001-39814).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

CORNER GROWTH ACQUISITION CORP.

/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marvin Tien Marvin Tien	Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023

/s/ Jerome “Jerry” Letter Jerome “Jerry” Letter	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 31, 2023

/s/ John Cadeddu John Cadeddu	Co-Chairman and Director	March 31, 2023

/s/ Alexandre Balkanski Alexandre Balkanski	Director	March 31, 2023

/s/ John Mulkey John Mulkey	Director	March 31, 2023

/s/ Jason Park Jason Park	Director	March 31, 2023

CORNER GROWTH ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
Audited Financial Statements for Corner Growth Acquisition Corp.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Corner Growth Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Corner Growth Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination by June 21, 2023. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2020.
New York, NY
March 31, 2023

CORNER GROWTH ACQUISITION CORP.
BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash	$31,547	$646,558
Prepaid expenses	268,736	359,471

Total current assets	300,283	1,006,029
Cash and marketable securities held in Trust Account	15,489,507	400,142,570

Total Assets	$15,789,790	$401,148,599

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Offering costs payable	—	$74,313
Due to related party	522,500	—
Due to shareholders	3,262,655	—
Accrued expenses	932,555	121,030

Total current liabilities	4,717,710	195,343
Warrant liabilities	628,000	14,520,000
Deferred underwriting fee payable	4,000,000	14,000,000

Total Liabilities	9,345,710	28,715,343

COMMITMENTS
Class A ordinary shares subject to possible redemption, 1,191,437 shares at redemption value as of December 31, 2022 and 40,000,000 shares at redemption value as of December 31, 2021	12,226,852	400,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 1,191,437 shares subject to possible redemption) as of December 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value, 30,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(5,783,772)	(27,567,744)

Total Shareholders’ Deficit	$(5,782,772)	$(27,566,744)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$15,789,790	$401,148,599

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2022	2021
Operating and formation costs	$1,965,458	$1,709,425

Loss from operations	(1,965,458)	(1,709,425)
Other income
Earnings and realized gain on marketable securities held in Trust Account	5,761,081	136,865
Realized gain on extinguishment of overallotment liability	—	83,090
Change in fair value of warrant liabilities	13,892,000	7,041,333

Net income	$17,687,623	$5,551,863

Basic and diluted weighted average shares outstanding of Class A ordinary shares	38,830,427	40,000,000

Basic and diluted net income per Class A ordinary share	$0.36	$0.11

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000

Basic and diluted net income per Class B ordinary share	$0.36	$0.11

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	—	$—	10,000,000	$1,000	$—	$(33,036,517)	$(33,035,517)
Overallotment liability	—	—	—	—	(83,090)	—	(83,090)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	83,090	(83,090)	—
Net income	—	—	—	—	—	5,551,863	5,551,863

Balance, December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,903,651)	(5,903,651)
Forfeiture of deferred underwriting fee payable	—	—	—	—	—	10,000,000	10,000,000
Net income	—	—	—	—	—	17,687,623	17,687,623

Balance, December 31, 2022	—	$—	10,000,000	$1,000	$—	$(5,783,772)	$(5,782,772)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,

	2022	2021
Cash Flows from Operating Activities
Net income	$17,687,623	$5,551,863
Adjustments to reconcile net income to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(5,761,081)	(136,865)
Realized gain on extinguishment of overallotment liability	—	(83,090)
Change in fair value of warrant liabilities	(13,892,000)	(7,041,333)
Changes in operating assets and liabilities:
Accrued expenses	811,525	71,000
Due to related party	522,500	—
Prepaid expenses	90,735	405,602

Net cash used in operating activities	(540,698)	(1,232,823)

Cash Flows from Investing Activities
Proceeds received from Trust Account	390,414,144	—

Net cash provided by investing activities	390,414,144	—
Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(390,414,144)	—
Payment of offering costs	(74,313)	(37,554)

Net cash used in financing activities	(390,488,457)	(37,554)

Net change in cash	(615,011)	(1,270,377)
Cash at beginning of the year	646,558	1,916,935

Cash at end of the year	$31,547	$646,558

Non-cash investing and financing activities:
Forfeiture of deferred underwriting fee payable	$10,000,000	$—

Remeasurement of Class A ordinary shares subject to possible redemption	$5,903,651	$—

Due to shareholders	$3,262,655	$—

Offering costs payable	$—	$74,313

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 relates to the Company’s formation and the initial public offering described below (the “Initial Public Offering”). During the year ended December 31, 2022, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $22,766,081 consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $766,081 of other offering costs. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000, which shall be payable to the underwriter upon consummation of an initial business combination, as originally set forth in the underwriting agreement.
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
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on or about the 24-month anniversary of the effective date of the registration statement relating to the Initial Public Offering, or December 21, 2022, instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
At an extraordinary general meeting on December 20, 2022, the shareholders approved a proposal, by special resolution under Cayman Islands law to amend the Amended and Restated Memorandum and Articles of Association to extend the date that the Company has to consummate a business combination from December 21, 2022 to June 21, 2023. The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earliest of the Company’s completion of an initial business combination and June 21, 2023. As part of the extraordinary general meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding.
The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 30 months from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business
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
Liquidity and Going Concern
As of December 31, 2022, the Company had $31,547 in its operating bank accounts, $15,489,507 in the Trust Account, of which $12,226,852 is to be used for a Business Combination and $3,262,655 is to
be used to
redeem its ordinary shares in connection therewith and negative working capital of $4,417,427.
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
In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after June 21, 2023, our scheduled liquidation date if we do not complete the Business Combination prior to such date.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Marketable Securities Held in Trust Account
At December 31, 2022, substantially all of the assets held in the Trust Account were held in cash in U.S. based trust accounts at JP Morgan Chase and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
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
capital and accumulated deficit.
At December 31, 2022, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds - Initial Public Offering	$400,000,000
Less:
Proceeds allocated to Public Warrants	(13,600,000)
Class A ordinary share issuance costs	(21,978,320)
Plus:
Remeasurement of carrying value to redemption value	35,578,320

Class A ordinary shares subject to possible redemption - December 31, 2021	$400,000,000
Less:
Payments to Class A ordinary shareholders for redemption of shares	(390,414,144)
Due to shareholders	(3,262,655)
Plus:
Remeasurement of carrying value to redemption value	5,903,651

Class A ordinary shares subject to possible redemption - December 31, 2022	$12,226,852

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the years ended December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income Per Ordinary Share
Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of
20,933,333
or the Company’s Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for years ended December 31, 2022 and 2021.

The following table reflects the calculation of basic and diluted net income per share (in dollars, except per share amounts):

	For the year ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$14,065,369	$3,622,254	$4,441,490	$1,110,373
Denominator:
Basic and diluted weighted average ordinary shares outstanding	38,830,427	10,000,000	40,000,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.36	$0.36	$0.11	$0.11

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
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $
0.0001
per share, and
one-third of
one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).
Note 4 — Related Party Transactions
Founder Shares
On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In November 2020, the Sponsor transferred 50,000 Founder Shares to each of our independent directors. On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by the Sponsor to the extent that the underwriters’ overallotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor forfeited 62,500 Founder Shares for no consideration, resulting in an aggregate of 10,000,000
Class B ordinary shares outstanding as of December 31, 2022 and 2021. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to certain adjustments, as described in Note 6. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial business combination.

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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, our Sponsor transf erred
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of December 31, 2022 and 2021, the Company
had no borrowings under any Working Capital Loans.

Administrative Support Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor (A) a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of the Company’s completion of the initial Business Combination or the Company’s liquidation (the “Termination Date”) and (B) on the Termination Date, an amount equal to $1,200,000 less the actual amount paid under the Administrative Services Agreement. For the years ended December 31, 2022 and 2021, we incurred
fees of $480,000 and $480,000, respectivel
y. As of December 31, 2022 and December 31, 2021, there were $320,000 and $0 in fees outstanding for these services. This is reflected in due to related party on the balance sheet. N otwithstanding the forgoing, on November 18, 2021, the sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.
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
Underwriting Agreement
After the Initial Public Offering, the underwriters were entitled to a deferred fee of
$0.35 per Unit, or $14,000,000
in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000, which shall be payable to the underwriter upon consummation of a Business Combination, as originally set forth in the underwriting agreement.
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
Note 7 — Shareholders’ Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there wer
e 40,000,000
Class A ordinary shares issued or outstanding all of which are classified as temporary equity. On December 20, 2022, in connection with the extraordinary general meeting, certain shareholders exercised their right to redeem
 38,808,563
Class A ordinary shares at a redemption price of approximately $10.14 per share, resulting in redemption payments out of the Trust Account totaling $393,676,799. The redemption payments included the proportionate share of Trust Account earnings in the amount of $5,591,169. Subsequent to the redemptions,
1,191,437
Class A ordinary shares remained issued and outstanding. At December 31, 2022, there were 1,191,437 Class A ordinary shares issued or outstanding all of which are classified as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022 and 2021, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash and Marketable securities held in Trust Accoun t	1	$15,489,507	$400,142,570

At December 31, 2022, all of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022	Level	December 31, 2021
Liabilities:
Warrant Liabilities – Public Warrants	1	$400,000	1	$9,200,000
Warrant Liabilities – Private Placement Warrants	3	$228,000	3	$5,320,000

Total Warrant Liabilities		$628,000		$14,520,000

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
The unexercised portion of the overallotment option is measured at fair value at Initial Public Offering and on a recurring basis up to the expiration date, with changes in fair value presented within change in fair value of overallotment liability in the statement of operations. At expiration, the Company recognized a realized gain on extinguishment of overallotment liability in the amount of $83,090
, which is reflected in the statement of operations for the year ended December 31, 2021.
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
For the period ending December 31, 2021, a total

of $
9,200,000
was transferred out of Level 3 to Level 1, when the Public Warrants were separately listed and traded.
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
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2022 are classified Level 1 due to quoted prices in an active market. The Private Placement Warrants as of December 31, 2022 are classified Level 3 due to the use of unobservable inputs.
The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Input
Risk-free interest rate	3.99%	1.26%
Expected term (years)	5.0	5.0
Expected volatility	0.8%	13.3%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$9.89	$10.00
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
Probability of successful acquistion	50.0%	90.0%
As of December 31, 2022, the Public Warrants and Private Placement Warrants were determined to be
$
0.03
and $
0.03
per warrant for aggregate values of approximately $
0.4
 million and $
0.2
 million, respectively.
As of December 31, 2021, the Public Warrants and Private Placement Warrants were determined to be

$
0.69
and $
0.70
per warrant for aggregate values of approximately $
9.2
 million and $
5.3
 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$7,828,000	$13,733,333	$21,561,333
Change in valuation inputs or other assumptions	(2,508,000)	(4,533,333)	(7,041,333)

Fair value as of December 31, 2021	5,320,000	9,200,000	14,520,000
Change in valuation inputs or other assumptions	(5,092,000)	(8,800,000)	(13,892,000)

Fair value as of December 31, 2022	$228,000	$400,000	$628,000

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
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events, not previously
disclosed, that would have required adjustment or disclosure in the financial statements.
On February 9, 2023, the Company issued a press release announcing that the Company has entered into a non-binding letter of intent with Softline Holding plc (now trading under the brand name Noventiq on the London Stock Exchange) to proceed with a potential business combination that would result in the combined company being publicly-listed on the Nasdaq. The business combination is subject to the completion of definitive documentation.
In January 2023, the Company made redemption payments of $3,262,655 out of the Trust Account that were due to the redeeming shareholders who elected to redeem their shares as part of the extraordinary meeting that occurred on December 20, 2022.