Form 10-Q
period 2023-03-31
Corner Growth Acquisition Corp.
filed 2023-05-15
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 15, 2023, 1,191,437 Class A ordinary shares, par value $0.0001, and 10,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1 .	Financial Statements.
CORNER GROWTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)

ASSETS
Current assets
Cash	$29,252	$31,547
Prepaid expenses	228,093	268,736

Total current assets	257,345	300,283
Cash and marketable securities held in Trust Account	12,381,635	15,489,507

Total Assets	$12,638,980	$15,789,790

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$944,540	$522,500
Due to shareholders	—	3,262,655
Accrued expenses	1,119,612	932,555

Total current liabilities	2,064,152	4,717,710
Warrant liabilities	2,512,000	628,000
Deferred underwriting fee payable	4,000,000	4,000,000

Total Liabilities	8,576,152	9,345,710

COMMITMENTS
Class A ordinary shares subject to possible redemption, 1,191,437 shares at redemption value	12,381,635	12,226,852
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 300,000,000 shares authorized; 0 issued and outstanding (excluding 1,191,437 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(8,319,807)	(5,783,772)

Total Shareholders’ Deficit	$(8,318,807)	$(5,782,772)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$12,638,980	$15,789,790

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating and formation costs	$652,035	$586,951

Loss from operations	(652,035)	(586,951)
Other income
Earnings and realized gain on marketable securities held in Trust Account	154,783	33,752
Change in fair value of warrant liabilities	(1,884,000)	8,449,333

Net income (loss)	$(2,381,252)	$7,896,134

Basic and diluted weighted average shares outstanding of Class A ordinary shares	1,191,437	40,000,000

Basic and diluted net income (loss) per Class A ordinary share	$(0.21)	$0.16

Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,000,000	10,000,000

Basic and diluted net income (loss) per Class B ordinary share	$(0.21)	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Class A		Class B		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	—	$—	10,000,000	$1,000	$—	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(154,783)	(154,783)
Net loss	—	—	—	—	—	(2,381,252)	(2,381,252)

Balance, March 31, 2023	—	$—	10,000,000	$1,000	$—	$(8,319,807)	$(8,318,807)

Balance, January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Net income	—	—	—	—	—	7,896,134	7,896,134

Balance, March 31, 2022	—	$—	10,000,000	$1,000	$—	$(19,671,610)	$(19,670,610)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$(2,381,252)	$7,896,134
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(154,783)	(33,752)
Change in fair value of warrant liabilities	1,884,000	(8,449,333)
Changes in operating assets and liabilities:
Prepaid expenses	40,643	92,466
Accrued expenses	187,057	179,126
Due to related party	422,040	—

Net cash used in operating activities	(2,295)	(315,359)

Cash Flows from Investing Activities
Proceeds received from Trust Account	3,262,655	—

Net cash provided by investing activities	3,262,655	—
Cash Flows from Financing Activities
Payment to Class A ordinary shareholders for redemption of shares	(3,262,655)	—
Payment of offering costs	—	(70,000)

Net cash used in financing activities	(3,262,655)	(70,000)

Net change in cash	(2,295)	(385,359)
Cash at beginning of the period	31,547	646,558

Cash at end of the period	$29,252	$261,199

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$154,783	$—

Offering costs payable	$—	$4,313

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates (see Note 9). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.
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
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on or about the
24-month
anniversary of the effective date of the registration statement relating to the Initial Public Offering, or December 21, 2022, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. In December of 2022, in connection with the distribution of funds in the Trust Amount to the Company’s shareholders made in connection with the Extension Meeting (as defined below), funds were deposited from the Trust Account into an operating bank account and held in cash. In January 2023, upon completion of the distribution of funds to shareholders made in connection with the Extension Meeting, the Company re-deposited such funds into the Trust Account to be held in cash.
The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (as amended, the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
On December 20, 2022, the Company held an extraordinary general meeting (the “Extension Meeting”), which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination from December 21, 2022 to June 21, 2023 (the “Extended Termination Date”). The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earlier of the Company’s completion of an initial business combination and June 21, 2023. In connection with the Extension Meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the trust account not previously withdrawn. In January 2023, the Company made redemption payments of $3,262,655 out of the Trust Account that were due to the redeeming shareholders who elected to redeem their shares as part of the Extension
Meeting.
This amount was reflected as due to shareholders in the accompanying condensed balance sheet as of December 31, 2022. Subsequent to the redemptions,
 1,191,437 Class A ordinary shares remained issued and outstanding.
On February 9, 2023, the Company issued a press release announcing that the Company has entered into a non-binding
letter of intent with Softline Holding plc to proceed with a potential business combination that would result in the combined company being publicly-listed on the Nasdaq. The business combination is subject to the completion of definitive documentation. On May 4, 2023, the Company entered into a definitive business combination agreement with Noventiq Holdings PLC (formerly known as Softline Holding plc) (see Note 9).
The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by the Extended Termination Date (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
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

Liquidity and Going Concern
As of March 31, 2023, the Company had $29,252 in its operating bank accounts, $12,381,635 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,806,807.
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
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of March 31, 2023, the Company is indebted to the Sponsor and its affiliates for $944,540, which represents $664,540 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.
In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic
205-40,
“Presentation of Financial Statements-Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of these unaudited condensed financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 21, 2023, our scheduled liquidation date if we do not complete the Business Combination prior to such date.
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
for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The accompanying condensed balance sheet as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three
months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account
At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains or losses recognized through other income. The Company values its securites held in the Trust Account based on quoted prices in active markets (see Note 8 for more information).
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the unaudited condensed statements of operations.

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
At December 31, 2022 and March 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption – December 31, 2022	$12,226,852
Less:
Payments to Class A ordinary shareholders for redemption of shares	(3,262,655)
Plus:
Due to shareholders paid in 2023	3,262,655
Remeasurement of carrying value to redemption value	154,783

Class A ordinary shares subject to possible redemption – March 31, 2023	$12,381,635

During
the three months ended March 31, 2023, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $
154,783
to reflect current earnings of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2023, the Company has not experienced losses on these accounts.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 o
f
the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for three months ended March 31, 2023 and
2022.

The following table reflects the calculation of basic and diluted net income (loss)
per
share (in dollars, except share amounts):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(253,507)	$(2,127,745)	$6,316,907	$1,579,227
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,191,437	10,000,000	40,000,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$(0.21)	$(0.21)	$0.16	$0.16

Recent Accounting Pronouncements
In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no impact to its condensed financial statements because the Company does not have financial assets within the scope of ASU 2016-13.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred
150,000
Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up
provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up
provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2023, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up
provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through March 31, 2023.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, March 31, 2023 and December 31, 2022, the
Company had no borrowings under any Working Capital Loans.
Administrative Services Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $
40,000
 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or December 21, 2022 and (B)
on
December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the three months ended March 31, 2023 and 2022, the Company incurred

$0 and $
120,000
 in fees for these services, respectively, which is included in operating and formation costs on the unaudi
ted
 condensed statements of operations. As of March 31, 2023 and December 31, 2022, there were

$280,000 and $320,000 in fees
outstanding for these services, respectively, that are included in due to related party on the condensed balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.
Operating and Formation Costs
As of March 31, 2023 and December 31, 2022, the Sponsor and affiliates of the Sponsor also paid operating
and
formation costs of $664,540
and $202,500, respectively, on behalf of the Company. These amounts are included in due to related party on the condensed balance sheet
s
as of March 31, 2023 and December 31, 2022.
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
As further described in Note 9 and as such terms used herein are defined therein, the Business Combination Agreement contemplates that, at or prior to the Closing, the Company, the Sponsor and certain Noventiq shareholders will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and such Noventiq shareholders will be granted certain registration rights with respect to their respective Ordinary Shares, in each case, subject to the terms and conditions set forth in the Registration Rights Agreement.
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
Note 6 — Warrant Liabilities
The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and, following the effective date of the registration statement, the Company will use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 7 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 1,191,437 Class A ordinary shares issued or outstanding, all of which are considered temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At March 31, 2023 and December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding.
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
The
following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description		March 31,	December 31,
	Level	2023	2022
Assets:
Cash and marketable securities held in trust account	1	$12,381,635	$15,489,507

At March 31, 2023 and December 31, 2022, $0 and $15,489,507, respectively, of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,		December 31,
Description	Level	2023	Level	2022
Liabilities:
Warrant liability – Public Warrants	1	$1,600,000	1	$400,000
Warrant liability – Private Placement Warrants	3	$912,000	3	$228,000

Total warrant liability		$2,512,000		$628,000

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
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022 is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The Private Placement Warrants as of March 31, 2023 and December 31, 2022 are classified as Level 3 due to the use of unobservable inputs.
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

The key inputs into the Monte Carlo simulation model for the Private Placement warrants at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Input
Risk-free interest rate	3.60%	3.99%
Expected term (years)	5.0	5.0
Expected volatility	1.0%	0.8%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.08	$9.89
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
Probability of successful acquisition	75.0%	50.0%
As of March 31, 2023, the Public Warrants and Private Placement Warrants were determined to be $0.12 and $0.12 per warrant for aggregate values of $1,600,000 and $912,000, respectively. As of December 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.03 and $0.03, respectively, per warrant for aggregate values of approximately $0.4 million and $0.2 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$228,000	$400,000	$628,000
Change in valuation inputs or other assumptions	684,000	1,200,000	1,884,000

Fair value as of March 31, 2023	$912,000	$1,600,000	$2,512,000

Fair value as of December 31, 2021	$5,320,000	$9,200,000	$14,520,000
Change in valuation inputs or other assumptions	(3,116,000)	(5,333,333)	(8,499,333)

Fair value as of March 31, 2022	$2,204,000	$3,866,667	$6,070,667

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers in or out of level 3 for the three months ended March 31, 2023 and March 31, 2022.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than as discussed below, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement
As disclosed in a Form 8-K filed with the SEC on May 4, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Noventiq Holdings PLC, a company organized under the laws of the Cyprus (“Noventiq”), and Corner Growth SPAC Merger Sub, Inc., a Cayman Islands exempted company and a direct wholly owned subsidiary of the Company (“Merger Sub”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Noventiq, with Noventiq surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the business combination (the “Closing”), it is anticipated that the Company will change its name to “Noventiq Holding Company” (“New Noventiq”) and certain securities of New Noventiq are expected to be listed on the Nasdaq Stock Market (“Nasdaq”). The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.” In accordance with the applicable provisions of the Cayman Companies Act (As Revised) and the Cyprus Companies Law, prior to the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of Noventiq’s shareholders, Noventiq will re-domicile
from Cyprus to the Cayman Islands.
The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Proposed Business Combination.”
The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Noventiq.
The Proposed Business Combination is subject to certain customary closing conditions, such as the prior approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of Noventiq’s shareholders and the effectiveness of the Registration Statement on Form F-6 registering the ADSs (as defined below). There is no assurance that the Proposed Business Combination will be consummated by the Extended Termination Date (or any such later date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association).
Consideration and Structure
A
t the effective time of the Merger (the “Effective Time”), each ordinary share of Noventiq outstanding immediately prior to the Effective Time (collectively, the “Noventiq Shares”) (other than shares held in treasury of Noventiq or owned by and subsidiary of Noventiq and held by shareholders of Noventiq who have perfected their dissenters’ rights in accordance with Section 23
8 of the Cayman Act) will be automatically cancelled, extinguished and converted into a number of the Company’s newly issued Class A ordinary shares, par value $0.0001 per share (the “Ordinary Shares”), equal to the “Exchange Ratio” determined by dividing (A) the Per Share Merger Consideration Value (as defined below) by (B) $10; and each outstanding vested and unvested option to purchase Noventiq Shares (“Noventiq Option”) will be assumed and converted into an option to purchase Ordinary Shares (each a “Rollover Option”). The number of Ordinary Shares (rounded down to the nearest whole number) that are subject to each Rollover Option shall be equal to the product of (i) the number of Noventiq Shares subject to the Noventiq Option and (ii) the Exchange Ratio, and the exercise price per share of the Rollover Option (rounded up to the nearest whole cent) shall be equal to the quotient obtained by dividing (A) the exercise price per share of the Noventiq Option by (B) the Exchange Ratio. For purposes of the Business Combination Agreement, Noventiq’s equity value is $877,000,000 plus the amount equal to aggregate exercise price of the Noventiq’s options (the “Equity Value”) and the “Per Share Merger Consideration Value” is an amount in dollars equal to the sum of the Equity Value, divided by the number of outstanding shares.
In addition to the foregoing consideration, Noventiq shareholders shall be entitled to receive, as additional consideration, one Class A Contingent Share Right (the “Class A CSRs”), one Class B Contingent Share Right (the “Class B CSRs”) and one Class C Contingent Share Right (the “Class C CSRs” and, together with the Class A CSRs and the Class B CSRs, the “CSRs”), in each case, for each Ordinary Share issuable to such Noventiq shareholder at the Effective Time pursuant to the Business Combination A greement, which provide the holders of such CSRs the contingent right to receive additional newly issued Ordinary Shares (the “Earnout Shares”) upon the occurrence of certain events and subject to certain conditions, as specified under the Business Combination Agreement, during the period from and after the Closing until the fifth anniversary of the Closing (the “Earnou
t

Period”). During the Earnout Period, if New Noventiq experiences a Change of Control (as defined in the Business Combination Agreement), then any Earnout Shares not already earned and issued to the Noventiq shareholders shall be deemed earned and the balance of the Earnout Shares shall be issuable by New Noventiq to the Noventiq shareholders immediately prior to consummation of such Change of Control transaction subject to certain conditions and upon the terms of the Business Combination Agreement.
On May 4, 2023, the Sponsor held 9,825,001 Founder Shares. Of these, 2,500,000
Founder Shares are subject to forfeiture based on the sum of (i) the amount of gross proceeds raised prior to the Effective Time from additional financings, if any, by the Company and (ii) the cash balance of the Company’s trust account held for the benefit of its public shareholders, but the consummation of the Proposed Business Combination is not subject to a minimum amount of additional financing having been raised. At the Effective Time, the Founder Shares (net of any forfeited shares) will automatically convert into Ordinary Shares on a one-for-one basis, subject to adjustment, on the terms and conditions provided in the Amended and Restated Memorandum and Articles of Association.
An additional 5,000,000 Founder Shares will be held in escrow and only released, in three equal installments, upon the occurrence of the same milestone events as the Earnout Shares are issued.
In connection with the Proposed Business Combination and pursuant to the Business Combination Agreement, the Company has agreed to establish a Level 2 ADS facility by entering into a Deposit Agreement with The Bank of New York Mellon (or an affiliate), as depositary, and filing with the Securities and Exchange Commission (the “SEC”) a Registration Statement on
Form F-6 registering
American Depositary Shares (the “ADSs”), each representing one Ordinary Share (the “ADS Facility”).
Following the Closing, each holder of Ordinary Shares will be able to deposit such holder’s shares into the ADS Facility and receive ADSs, which are expected to trade on Nasdaq under the symbol “NVIQ.” Following the Closing, the Company’s outstanding warrants, issued under a Warrant Agreement, dated December 16, 2020, by and between the Company and Continental Stock Transfer & Trust Company, will remain outstanding and are expected to continue trading on Nasdaq. In connection with the Closing, the ADSs, each representing one Ordinary Share, are expected to be listed on Nasdaq as of the Effective Time.
Sponsor Support Agreement
Concurrently with the execution of the Business Combination Agreement, the Sponsor entered into a support agreement with the Company and Noventiq (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby; (ii) not to solicit, initiate, submit, facilitate (including by means of furnishing or disclosing information), discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with any third-party with respect to a CGAC Acquisition Proposal (as defined in the Sponsor Support Agreement); (iii) be bound by certain transfer restrictions with respect to its shares in the Company prior to the closing of the Proposed Business Combination; (iv) not to transfer any of the Restricted Securities (as defined in the Sponsor Support Agreement) from and after the Closing and until the earlier of (A) the six (6) month anniversary of the Closing Date and (B) the date following the Closing Date on which the Company completes a Liquidity Event (as defined in the Sponsor Support Agreement).
Voting and Support Agreement
Concurrently with the execution of the Business Combination Agreement, the Company, Noventiq and certain shareholders of Noventiq (collectively, the “Noventiq Supporting Shareholders”) duly executed and delivered to the Company a support agreement (the “Voting and Support Agreement”), pursuant to which each Noventiq Supporting Shareholder agreed to, among other things, (i) the Business Combination and the adoption of the Business Combination Agreement any other matters necessary or reasonably requested by Noventiq for consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement, (ii) not to transfer any Noventiq Shares on or prior to the Closing (subject to the exceptions set forth therein), and (ii) to a lock-up
of the Noventiq Shares from and after the Closing and until the earlier of (A) the six (6) month anniversary of the Closing Date and (B) the date following the Closing Date on which the Company completes a Liquidity Event (as defined in the Voting and Support Agreement).

Amended and Restated Registration Rights Agreement
The Business Combination Agreement contemplates that, at or prior to the Closing, the Company, the Sponsor Parties and certain Noventiq shareholders will enter into the Registration Rights Agreement, pursuant to which, among other things, the Sponsor and such Noventiq shareholders will be granted certain registration rights with respect to their respective Ordinary Shares of the Company, in each case, subject to the terms and conditions set forth in the Registration Rights Agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 7,600,000 private placement warrants at a price of $1.50 per private placement warrant (the “Private Placement”) to our sponsor, CGA Sponsor LLC (the “Sponsor”), generating gross proceeds of $11,400,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share.

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

On December 20, 2022, the Company held an extraordinary general meeting (the “Extension Meeting”), which amended the Company’s Amended and Restated Memorandum and Articles of Association (as amended, the “Amended and Restated Memorandum and Articles of Association”) to extend the date by which the Company has to consummate a Business Combination from December 21, 2022 to June 21, 2023 (the “Extended Termination Date”). The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earlier of the Company’s completion of an initial business combination and June 21, 2023. In connection with the Extension Meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the trust account not previously withdrawn. In January 2023, the Company made redemption payments of $3,262,655 out of the Trust Account that were due to the redeeming shareholders who elected to redeem their shares as part of the Extension Meeting. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding.

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

As disclosed in a Form 8-K filed with the SEC on May 4, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Noventiq Holdings PLC, a company organized under the laws of the Cyprus (“Noventiq”), and Corner Growth SPAC Merger Sub, Inc., a Cayman Islands exempted company and a direct wholly owned subsidiary of the Company (“Merger Sub”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Noventiq, with Noventiq surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the business combination (the “Closing”), it is anticipated that the Company will change its name to “Noventiq Holding Company” (“New Noventiq”). The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.” In accordance with the applicable provisions of the Cayman Companies Act (As Revised) and the Cyprus Companies Law, prior to the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of Noventiq’s shareholders, Noventiq will re-domicile from Cyprus to the Cayman Islands. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Proposed Business Combination.”

The Business Combination Agreement contains representations and warranties of certain of the parties thereto customary for transactions of this type. The representations and warranties made under the Business Combination Agreement will not survive the Closing.

The Business Combination is expected to close in the second half of 2023, following the receipt of the required approval by the Company’s and Noventiq’s shareholders and the fulfilment of other customary closing conditions, such as the effectiveness of the Registration Statement on Form F-6 registering the ADSs (as defined in Note 9 to the notes to the unaudited condensed financial statements). There is no assurance that the Proposed Business Combination will be consummated by the Extended Termination Date (or any such later date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association).

If we are unable to complete a Business Combination by the Extended Termination Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at March 31, 2023, we had $29,252 in our operating bank account, and a working capital deficit of $1,806,807, and approximately $467,265 of earnings and realized gains on the proceeds deposited in the Trust Account. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the founder shares, and loans from the Sponsor of approximately $120,000. The loan was repaid in full on December 22, 2020. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds received from the consummation of the Initial Public Offering and the Private Placement.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the notes to the unaudited condensed financial statements, as of March 31, 2023, the Company is indebted to the Sponsor and its affiliates for $944,540, which represents $664,540 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. Our scheduled liquidation date is June 21, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 21, 2023.

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates (see Note 1 and Note 9 to the notes to the unaudited condensed financial statements). As of March 31, 2023, $29,252 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended March 31, 2023, we had a net loss of $2,381,252, which consisted of $154,783 in earnings and realized gains on marketable securities held in the trust account, a negative change in the fair value of warrant liabilities of $1,884,000 and $652,035 in operating and formation costs.

For the three months ended March 31, 2022, we had a net income of $7,896,134, which consisted of $33,752 in earnings and realized gains on marketable securities held in the trust account, a change in the fair value of warrant liabilities of $8,449,333 and $586,951 in operating and formation costs.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2023, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized through March 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the date of this filing and March 31, 2023, there were no outstanding Working Capital Loans under this arrangement.

Administrative Services Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or December 21, 2022 and (B) on December 21, 2022, an amount equal to $960,000, less the actual amount paid under the Administrative Services Agreement. On November 18, 2021, the Sponsor waived its right to receive any of the Company’s remaining, payment obligations under the Administrative Services Agreement.

For the three months ended March 31, 2023 and 2022, the Company incurred $0 and $120,000 in fees for these services, respectively, which is included in operating and formation costs on the unaudited condensed statements of operations. As of March 31, 2023 and December 31, 2022, there were $280,000 and $320,000 in fees outstanding for these services that are included in due to related party on the condensed balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of March 31, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $664,540 on behalf of the Company. These amounts are included in due to related party on the condensed balance sheet as of March 31, 2023.

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

Amended and Restated Registration Rights Agreement

The Business Combination Agreement contemplates that, at or prior to the Closing, the Company, the Sponsor and certain Noventiq shareholders will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and such Noventiq shareholders will be granted certain registration rights with respect to their respective Ordinary Shares, in each case, subject to the terms and conditions set forth in the Registration Rights Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor entered into a support agreement with the Company and Noventiq (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby; (ii) not to solicit, initiate, submit, facilitate (including by means of furnishing or disclosing information), discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with any third-party with respect to a CGAC Acquisition Proposal (as defined in the Sponsor Support Agreement); (iii) be bound by certain transfer restrictions with respect to its shares in the Company prior to the closing of the Proposed Business Combination; (iv) not to transfer any of the Restricted Securities (as defined in the Sponsor Support Agreement) from and after the Closing and until the earlier of (A) the six (6) month anniversary of the Closing Date and (B) the date following the Closing Date on which the Company completes a Liquidity Event (as defined in the Sponsor Support Agreement).

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

Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report and are fully described in Note 2 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements. There have been no changes to our significant accounting policies from our Form 10-K.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no impact to its condensed financial statements because the Company does not have financial assets within the scope of ASU 2016-13.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

For the three ended March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2023.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer