Form 10-Q
period 2023-06-30
Corner Growth Acquisition Corp.
filed 2023-08-14
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
14
, 2023, 10,244,938 Class A ordinary shares, par value $0.0001, and 175,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
CORNER GROWTH ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$27,132	$31,547
Prepaid expenses	116,220	268,736

Total current assets	143,352	300,283
Cash and marketable securities held in Trust Account	4,436,155	15,489,507

Total Assets	$4,579,507	$15,789,790

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$1,460,376	$522,500
Due to shareholders	—	3,262,655
Accrued expenses	1,727,830	932,555

Total current liabilities	3,188,206	4,717,710
Warrant liabilities	2,721,333	628,000
Deferred underwriting fee payable	4,000,000	4,000,000

Total Liabilities	9,909,539	9,345,710

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 419,938 shares at redemption value as of June 30, 2023 and 1,191,437 shares at redemption value as of December 31, 2022	4,436,155	12,226,852
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 0 issued and outstanding (excluding 419,938 and 1,191,437 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	982	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 and 10,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	18	1,000
Additional paid-in capital	—	—
Accumulated deficit	(9,767,187)	(5,783,772)

Total Shareholders’ Deficit	(9,766,187)	(5,782,772)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$4,579,507	$15,789,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Operating and formation costs	$1,238,047	$1,890,082	$352,417	$939,368

Loss from operations	(1,238,047)	(1,890,082)	(352,417)	(939,368)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	139,599	294,382	593,071	626,823
Change in fair value of warrant liabilities	(209,333)	(2,093,333)	5,011,440	13,460,773

Net income (loss)	$(1,307,781)	$(3,689,033)	$5,252,094	$13,148,228

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	1,106,657	1,148,813	40,000,000	40,000,000

Basic and diluted net income (loss) per Class A redeemable ordinary share	$(0.12)	$(0.33)	$0.11	$0.26

Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$(0.12)	$(0.33)	$0.11	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Class A		Class B		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance—January 1, 2023	—	$—	10,000,000	$1,000	$—	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(154,783)	(154,783)
Net loss	—	—	—	—	—	(2,381,252)	(2,381,252)

Balance, March 31, 2023	—	—	10,000,000	1,000	—	(8,319,807)	(8,318,807)
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	9,825,000	982	(9,825,000)	(982)	—	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(139,599)	(139,599)
Net loss	—	—	—	—	—	(1,307,781)	(1,307,781)

Balance, June 30, 2023	9,825,000	$982	175,000	$18	$—	$(9,767,187)	$(9,766,187)

Balance—January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Net income	—	—	—	—	—	7,896,134	7,896,134

Balance, March 31, 2022	—	—	10,000,000	1,000	—	(19,671,610)	(19,670,610)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(769,393)	(769,393)
Net income	—	—	—	—	—	5,252,094	5,252,094

Balance, June 30, 2022	—	$—	10,000,000	$1,000	$—	$(15,188,909)	$(15,187,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$(3,689,033)	$13,148,228
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(294,382)	(626,823)
Change in fair value of warrant liabilities	2,093,333	(13,460,773)
Changes in operating assets and liabilities:
Prepaid expenses	152,516	185,959
Due to related party	937,876	115,000
Accrued expenses	795,275	231,663

Net cash used in operating activities	(4,415)	(406,746)

Cash Flows from Investing Activities
Proceeds received from Trust Account	11,347,734	—

Net cash provided by investing activities	11,347,734	—

Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(11,347,734)	—
Payment of offering costs	—	(70,000)

Net cash used in financing activities	(11,347,734)	(70,000)

Net change in cash	(4,415)	(476,746)
Cash at beginning of the period	31,547	646,558

Cash at end of the period	$27,132	$169,812

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$294,382	$769,393

Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	$982	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.
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
Extraordinary General Meeting
On December
20, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”), which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination from December 21, 2022 to June 21, 2023. The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earlier of the Company’s completion of an initial business combination and June 21, 2023. In connection with the Extraordinary General Meeting, shareholders elected to redeem
38,808,563 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the trust account not previously withdrawn. In January 2023, the Company made redemption payments of $3,262,655 out of the Trust Account that were due to the redeeming shareholders who elected to redeem their shares as part of the Extraordinary General Meeting. This amount was reflected as due to shareholders in the accompanying condensed consolidated

balance sheet as of December 31, 2022. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding.
Business Combination Agreement
On February
 9, 2023, the Company issued a press release announcing that the Company has entered into a non-binding
letter of intent with Softline Holding plc to proceed with a potential business combination that would result in the combined company being publicly-listed on the Nasdaq. The business combination is subject to the completion of definitive documentation. On May 4, 2023, the Company entered into a definitive business combination agreement with Noventiq Holdings PLC (formerly known as Softline Holding plc).
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
registering the ADSs (as defined below). There is no assurance that the Proposed Business Combination will be consummated by the Extended Date (or any such later date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association).
Consideration and Structure
At the effective time of the Merger (the “Effective Time”), each ordinary share of Noventiq outstanding immediately prior to the Effective Time (collectively, the “Noventiq Shares”) (other than shares held in treasury of Noventiq or owned by any subsidiary of Noventiq and held by shareholders of Noventiq who have perfected their dissenters’ rights in accordance with Section 238 of the Cayman Act) will be automatically cancelled, extinguished and converted into a number of the Company’s newly issued Class A ordinary shares, par value
$0.0001 per share (the “Ordinary Shares”), equal to the “Exchange Ratio” determined by dividing (A) the Per Share Merger Consideration Value (as defined below) by (B) $10; and each outstanding vested and unvested option to purchase Noventiq Shares (“Noventiq Option”) will be assumed and converted into an option to purchase Ordinary Shares (each a “Rollover Option”). The number of Ordinary Shares (rounded down to the nearest whole number) that are subject to each Rollover Option shall be equal to the product of (i) the number of Noventiq Shares subject to the Noventiq Option and (ii) the Exchange Ratio, and the exercise price per share of the Rollover Option (rounded up to the nearest whole cent) shall be equal to the quotient obtained by dividing (A) the exercise price per share of the Noventiq Option by (B) the Exchange Ratio. For purposes of the Business Combination Agreement, Noventiq’s equity value is $877,000,000 plus the amount equal to aggregate exercise price of the Noventiq’s options (the “Equity Value”) and the “Per Share Merger Consideration Value” is an amount in dollars equal to the sum of the Equity Value, divided by the number of outstanding shares.
In addition to the foregoing consideration, Noventiq shareholders shall be entitled to receive, as additional consideration, one Class A Contingent Share Right (the “Class A CSRs”), one Class B Contingent Share Right (the “Class B CSRs”) and one Class C Contingent Share Right (the “Class C CSRs” and, together with the Class A CSRs and the Class B CSRs, the “CSRs”), in each case, for each Ordinary Share issuable to such Noventiq shareholder at the Effective Time pursuant to the Business Combination Agreement, which provide the holders of such CSRs the contingent right to receive additional newly issued Ordinary Shares (the “Earnout Shares”) upon the occurrence of certain events and subject to certain conditions, as specified under the Business Combination Agreement, during the period from and after the Closing until the fifth anniversary of the Closing (the “Earnout Period”). During the Earnout Period, if New Noventiq experiences a Change of Control (as defined in the Business Combination Agreement), then any Earnout Shares not already earned and issued to the Noventiq shareholders shall be deemed earned and the balance of the Earnout Shares shall be issuable by New Noventiq to the Noventiq shareholders immediately prior to consummation of such Change of Control transaction subject to certain conditions and upon the terms of the Business Combination Agreement.
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
An additional 5,000,000
Founder Shares, out of the 9,825,001 Founder Shares described above, will be held in escrow and only released, in three equal installments, upon the occurrence of the same milestone events as the Earnout Shares are issued.
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
Extension Meeting
On June 15, 2023, the
Company held an extraordinary general meeting of shareholders, which was adjourned and reconvened on June 20, 2023 (the “Extension Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to (i) extend the date by which the Company has to consummate a business combination from June 21, 2023 to March 21, 2024 (the “Extended Date”) or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (the “Amended Termination Date” and, such proposal, the “Extension Amendment Proposal”), (ii) eliminate from the amended and restated memorandum and articles of association the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $
5,000,001
 (the “Redemption Limitation Amendment Proposal”) and (ii) amend the Company’s amended and restated memorandum and articles of association to provide that Class B ordinary shares may be converted either at the time of the consummation of the Company’s initial business combination or at any earlier date at the option of the holders of Class B ordinary shares (the “Founder Conversion Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal at the Extension Meeting and on June 21, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.
In connection
with the vote to approve the Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal, shareholders elected to redeem
771,499 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $8,085,078, or approximately $10.48 per share which includes $370,088 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions,
419,938 Class A ordinary shares remained issued and outstanding.
On June
21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B Ordinary Shares held by it on a one-for-one
basis into Class A Ordinary Shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A Ordinary Shares and 1 share of Class B Ordinary Shares and the Company will have an aggregate of 10,244,938 shares of Class A Ordinary Shares issued and outstanding (419,938 of which are subject to possible redemption) and

175,000
shares of Class B Ordinary Shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the Trust Account and the obligation to vote in favor of an initial business combination.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem
100
% of its Public Shares if the Company does not complete a Business Combination by the Extended Date (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
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
The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $
10.00
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
Liquidity and Going Concern
As of June 30, 2023, the Company had $27,132 in its operating bank accounts, $4,436,155 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $3,044,854.
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
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of June 30, 2023, the Company is indebted to the Sponsor and its affiliates for $1,460,376, which represents $1,180,376 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees
 (see Note 4).
 The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic
205-40,
“Presentation of Financial Statements-Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of these unaudited condensed consolidated financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed consolidated financial statements. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after March 20, 2024, our scheduled liquidation date if we do not complete the Business Combination prior to such date. There is no assurance that the Company will complete the Proposed Business Combination with Noventiq before March 24, 2024, or at all.
Note
2
— Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
Principles of Consolidation
Starting with the second fiscal quarter of 2023, the Company’s unaudited condensed consolidated financial statements include the results of Merger Sub, a direct wholly owned subsidiary of the Company. Merger Sub is a Cayman Islands exempted company which was incorporated on April 4, 2023. Merger Sub was formed solely for the purpose of effectuating the Merger and has not engaged in any business activities or conducted any operations other than in connection with the Merger and has no, and at all times prior to the Merger’s closing except as expressly contemplated by the Merger documents and the related transactions, will have no, assets, liabilities or obligations of any kind or nature whatsoever other than those incident to its formation. All intercompany balances and transactions have been eliminated in consolidation. For simplicity of presentation, we refer to all accompanying financial statements as condensed consolidated financial statements herein.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
The Company accounts for any securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains or losses recognized through other income. The Company values its securites held in the Trust Account based on quoted prices in active markets (see Note 8 for more information).

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the unaudited condensed consolidated statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
At December 31, 2022 and June 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amounts

Class A ordinary shares subject to possible redemption - December 31, 2021	40,000,000	$400,000,000
Less:
Payments to Class A ordinary shareholders for redemption of shares	(38,808,563)	(390,414,144)
Due to shareholders	—	(3,262,655)
Plus:
Remeasurement of carrying value to redemption value	—	5,903,651

Class A ordinary shares subject to possible redemption - December 31, 2022	1,191,437	12,226,852
Less:
Payments to Class A ordinary shareholders for redemption of shares	(771,499)	(11,347,734)
Plus:
Due to shareholders paid in 2023	—	3,262,655
Remeasurement of carrying value to redemption value	—	294,382

Class A ordinary shares subject to possible redemption - June 30, 2023	419,938	$4,436,155

In December of 2022, in connection with the distribution of funds in the Trust Amount to the Company’s shareholders made in connection with the Extraordinary General Meeting (as defined above), funds were deposited from the Trust Account into an operating bank account and held in cash. As of December 31, 2022, $3,262,655 of the December 2022 redemption was not paid out to the shareholders and was classified as Due to shareholders on the condensed consolidated balance sheet. In January 2023, upon completion of the distribution of funds in the amount of $3,262,655 to shareholders made in connection with the Extraordinary General Meeting, the Company re-deposited the remaining funds into the Trust Account.
During
the six months ended June 30, 2023, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $294,382 to reflect current earnings of the Trust Account.
As part of the Extension Meeting, shareholders elected to redeem an additional
 771,499 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $8,085,078, or approximately $10.48 per share. $370,088 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2023, the Company has not experienced losses on these accounts.
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
This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Fair value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and six months ended June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022.
The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(130,306)	$(1,177,475)	$(380,131)	$(3,308,902)	$4,201,675	$1,050,419	$10,518,582	$2,629,646
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,106,657	10,000,000	1,148,813	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$(0.12)	$(0.12)	$(0.33)	$(0.33)	$0.11	0.11	$0.26	$0.26

Recent Accounting Pronouncements
In June 2016, FASB issued ASU
2016-13,
Measurement of Credit Losses on Financial Instruments (“ASU
2016-13”).
ASU
2016-13
changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU
2016-13
as of January 1, 2023, with no impact to its condensed consolidated financial statements because the Company does not have financial assets within the scope of ASU
2016-13.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on its condensed consolidated financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The full extent of short and long-term implications of Russia’s invasion of Ukraine and the related sanctions are difficult to predict as of the date of these unaudited interim condensed consolidated financial statements, but may have an adverse effect on the global economic markets generally and could exacerbate the existing challenges faced by the Company. Since the commencement of the military invasion of Ukraine, there has been an increase in the price of various commodities and shortages of certain materials and components, which may have further negative effects on the world economy, potential Business Combination targets and our Company.

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
Note 4 — Related Party Transactions
Founder Shares
On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to certain adjustments, as described in Note 7. As a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited for no consideration on December 23, 2020, resulting in 10,000,000 Class B ordinary shares outstanding. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial Business
Combination (see Note 1).
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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreem ents of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred
150,000

Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2023, the Company has entered into a definitive agreement in connection with a potential Business Combination, but the Business Combination has not yet closed and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any definitive agreements in connection with a Business Combination may also be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination may not close, no stock-based compensation expense should be recognized through June 30, 2023.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, June 30, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.
Administrative Services Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or December 21, 2022 and (B) on December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the three and six months ended June 30, 2023, the Company incurred $0 in fees for these services. For the three and six months ended June 30, 2022, the Company incurred $
120,000 and $240,000 in fees for these services, respectively, which is included in operating and formation costs on the unaudited condensed consolidated
statements of operations. As of June 30, 2023 and December 31, 2022, there were $280,000 and $320,000 in fees outstanding for these services, respectively, that are included in due to related party on the condensed consolidated
balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.
Operating and Formation Costs
As of June 30, 2023 and December 31, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of

$
1,180,376 and $202,500,
respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.
Note 5 — Commitments and Contingencies
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
As further described in Note 1 and as such terms used herein are defined therein, the Business Combination Agreement contemplates that, at or prior to the Closing, the Company, the Sponsor and certain Noventiq shareholders will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and such Noventiq shareholders will be granted certain registration rights with respect to their respective Ordinary Shares, in each case, subject to the terms and conditions set forth in the Registration Rights Agreement.

Underwriting Agreement
After the Initial Public Offering, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000, which shall be payable to the underwriter upon consummation of a Business Combination, as originally set forth in the underwriting agreement. The Company accounted for this forfeiture during the fourth calendar quarter of the year ended December 31, 2022.
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
Note 7 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022, there were 1,191,437 Class A ordinary shares issued or outstanding, all of which are considered temporary equity. On June 20, 2023, in connection with the Extension Meeting, shareholders elected to redeem 771,499 additional
Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $8,085,078, or approximately $10.48 per share which includes $370,088 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 419,938 Class A ordinary shares remained issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one
basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and at June 30, 2023, the Company has an aggregate of 10,244,938 shares of Class A ordinary shares

(419,938 of which are subject to possible redemption)
 issued and outstanding. The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.
Class
 B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion

Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one
basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at June 30, 2023, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2023	December 31, 2022
Assets:
Cash and Marketable securities held in Trust Account	1	$4,436,155	$15,489,507

At June 30, 2023 and December 31, 2022, $
0
and $15,489,507, respectively, of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2023	Level	December 31, 2022
Liabilities:
Warrant Liability – Public Warrants	1	$1,733,333	1	$400,000
Warrant Liability – Private Placement Warrants	3	$988,000	3	$228,000

Total Warrant Liabilities		$2,721,333		$628,000

The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within the warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the condensed consolidated statements of operations.
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
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The Private Placement Warrants as of June 30, 2023 and December 31, 2022 are classified as Level 3 due to the use of unobservable inputs.
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
The key inputs into the Monte Carlo simulation model for the Private Placement warrants at June 30, 2023 and December 31, 2022 were as follows:

Input	June 30, 2023	December 31, 2022
Risk-free interest rate	4.13%	3.99%
Expected term (years)	5.0	5.0
Expected volatility	1.0%	0.8%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.70	$9.89
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
Probability of successful acquistion	90.0%	50.0%
As of June 30, 2023, the Public Warrants and Private Placement Warrants were determined to be $0.13 and $0.13 per warrant for aggregate values of $1.7 million and $1.0 million, respectively. As of December 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.03 and $0.03, respectively, per warrant for aggregate values of approximately $0.4 million and $0.2 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$228,000	$400,000	$628,000
Change in valuation inputs or other assumptions	684,000	1,200,000	1,884,000

Fair value as of March 31, 2023	912,000	1,600,000	2,512,000
Change in valuation inputs or other assumptions	76,000	133,333	209,333

Fair value as of June 30, 2023	$988,000	$1,733,333	$2,721,333

Fair value as of December 31, 2021	$5,320,000	$9,200,000	$14,520,000
Change in valuation inputs or other assumptions	(3,116,000)	(5,333,333)	(8,449,333)

Fair value as of March 31, 2022	2,204,000	3,866,667	6,070,667
Change in valuation inputs or other assumptions	(1,819,440)	(3,192,000)	(5,011,440)

Fair value as of June 30, 2022	$384,560	$674,667	$1,059,227

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers in or out of level 3 for the three and six months ended June 30, 2023 and 2022.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the condensed consolidated financial statements
.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “company,” “our,” “us” or “we” refer to Corner Growth Acquisition Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Extraordinary General Meeting

On December 20, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”), which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination from December 21, 2022 to June 21, 2023. The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earlier of the Company’s completion of an initial business combination and June 21, 2023. In connection with the Extraordinary General Meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the trust account not previously withdrawn. In January 2023, the Company made redemption payments of $3,262,655 out of the Trust Account that were due to the redeeming shareholders who elected to redeem their shares as part of the Extraordinary General Meeting. This amount was reflected as due to shareholders in the accompanying condensed consolidated balance sheet as of December 31, 2022. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding.

Business Combination Agreement

On February 9, 2023, the Company issued a press release announcing that the Company has entered into a non-binding letter of intent with Softline Holding plc to proceed with a potential business combination that would result in the combined company being publicly-listed on the Nasdaq. The business combination is subject to the completion of definitive documentation. On May 4, 2023, the Company entered into a definitive business combination agreement with Noventiq Holdings PLC (formerly known as Softline Holding plc), a global provider of IT solutions and services.

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

The Business Combination is expected to close in the second half of 2023, following the receipt of the required approval by the Company’s and Noventiq’s shareholders and the fulfilment of other customary closing conditions, such as the effectiveness of the Registration Statement on Form F-6 registering the ADSs (as defined in Note 1 to the notes to the unaudited condensed consolidated financial statements). There is no assurance that the Proposed Business Combination will be consummated by the Extended Date (as defined below) (or any such later date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association).

If we are unable to complete a Business Combination by the Extended Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Extension Meeting

On June 15, 2023, the Company held an extraordinary general meeting of shareholders, which was adjourned and reconvened on June 20, 2023 (the “Extension Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to (i) extend the date by which the Company has to consummate a business combination from June 21, 2023 to March 21, 2024 (the “Extended Date”) or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (the “Amended Termination Date” and, such proposal, the “Extension Amendment Proposal”), (ii) eliminate from the amended and restated memorandum and articles of association the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”) and (ii) amend the Company’s amended and restated memorandum and articles of association to provide that Class B ordinary shares may be converted either at the time of the consummation of the Company’s initial business combination or at any earlier date at the option of the holders of Class B ordinary shares (the “Founder Conversion Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal at the Extension Meeting and on June 21, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal, shareholders elected to redeem 771,499 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $8,085,078, or approximately $10.48 per share which includes $370,088 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 419,938 Class A ordinary shares remained issued and outstanding.

On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B Ordinary Shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B Ordinary Shares held by it on a one-for-one basis into Class A Ordinary Shares of the Company, with immediate effect. Following such conversion, the Sponsor will hold 9,825,000 shares of Class A Ordinary Shares and 1 share of Class B Ordinary Shares and the Company will have an aggregate of 10,244,938 shares of Class A Ordinary Shares issued and outstanding (419,938 of which are subject to possible redemption) and

175,000 shares of Class B Ordinary Shares issued and outstanding. In connection with the conversion, the Sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the Trust Account and the obligation to vote in favor of an initial business combination.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying condensed consolidated financial statements, at June 30, 2023, we had $27,132 in our operating bank account, and a working capital deficit of $3,044,854, and $236,775 of earnings and realized gains on the amounts remaining in the Trust Account after historical redemptions. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the notes to the unaudited condensed consolidated financial statements, as of June 30, 2023, the Company is indebted to the Sponsor and its affiliates for $1,460,376, which represents $1,180,376 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees (see Note 4). The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these condensed consolidated financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these condensed consolidated financial statements. These adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. Our scheduled liquidation date is March 20, 2024. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after March 20, 2024. There is no assurance that the Company will complete the Proposed Business Combination with Noventiq before March 24, 2024, or at all.

Results of Operations

Our entire activity since inception through June 30, 2023 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates (see Note 1 to the notes to the unaudited condensed consolidated financial statements). As of June 30, 2023, $27,132 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three and six months ended June 30, 2023, we had a net loss of $1,307,781 and $3,689,033, respectively, which consisted of $139,599 and $294,382 in earnings and realized gains on marketable securities held in the Trust Account, respectively, an increase in the fair value of warrant liabilities of $209,333 and $2,093,333, respectively, and $1,238,047 and $1,890,082 in operating and formation costs, respectively.

For the three and six months ended June 30, 2022, we had a net income of $5,252,094 and $13,148,228, respectively, which consisted of $593,071 and $626,823 in earnings and realized gains on marketable securities held in the Trust Account, respectively, a decrease in the fair value of warrant liabilities of $5,011,440 and $13,460,773, respectively, partially offset by $352,417 and $939,368 in operating and formation costs, respectively.

Related Party Transactions

Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 7. As a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited for no consideration on December 23, 2020, resulting in 10,000,000 Class B ordinary shares outstanding. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial Business Combination (see Note 1).

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2023, the Company has entered into a agreement in connection with a potential Business Combination, but the Business Combination has not yet closed, and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any definitive agreements in connection with a Business Combination may also be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination may not close, no stock-based compensation expense should be recognized through June 30, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the date of this filing and June 30, 2023, there were no outstanding Working Capital Loans under this arrangement.

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

For the three and six months ended June 30, 2023, the Company incurred $0 in fees for these services. For the three and six months ended June 30, 2022, the Company incurred $120,000 and $240,000 in fees for these services, respectively, which is included in operating and formation costs on the unaudited condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there were $280,000 and $320,000 in fees outstanding for these services that are included in due to related party on the condensed consolidated balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of June 30, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,180,376 on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed consolidated balance sheet as of June 30, 2023. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

Underwriting Agreement

The underwriter was entitled to underwriting discounts of $0.20 per unit sold in the Initial Public Offering, or $8,000,000 in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per unit sold in the Initial Public Offering, or $14,000,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The Company accounted for this forfeiture during the fourth calendar quarter of the year ended December 31, 2022.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Starting with the second fiscal quarter of 2023, the Company’s unaudited condensed consolidated financial statements include the results of Merger Sub, a direct wholly owned subsidiary of the Company. Merger Sub is a Cayman Islands exempted company which was incorporated on April 4, 2023. Merger Sub was formed solely for the purpose of effectuating the Merger and has not engaged in any business activities or conducted any operations other than in connection with the Merger and has no, and at all times prior to the Merger’s closing except as expressly contemplated by the Merger documents and the related transactions, will have no, assets, liabilities or obligations of any kind or nature whatsoever other than those incident to its formation. All intercompany balances and transactions have been eliminated in consolidation. For simplicity of presentation, we refer to all accompanying financial statements as condensed consolidated financial statements herein.

Our significant accounting policies are fully described in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report and are fully described in Note 2 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed consolidated financial statements. There have been no changes to our significant accounting policies from our Form 10-K.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no impact to its condensed consolidated financial statements because the Company does not have financial assets within the scope of ASU 2016-13.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained.

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

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

3.2	Extension Amendment, dated December 20, 2022, to the Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2022, File No. 001-39814).

3.3	Amendment, dated June 20, 2023, to Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on June 22, 2023, File No. 001-39814).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2023.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer