Form 10-Q
period 2023-09-30
Corner Growth Acquisition Corp.
filed 2023-11-13
CIK 1829953

UNITED
STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fi
ling requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
13
, 2023, 10,244,938 Class A ordinary shares, par value $0.0001, and 175,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
CORNER GROWTH ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$21,761	$31,547
Prepaid expenses	189,995	268,736

Total current assets	211,756	300,283
Cash and marketable securities held in Trust Account	4,493,902	15,489,507

Total Assets	$4,705,658	$15,789,790

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$1,622,682	$522,500
Due to shareholders	—	3,262,655
Accrued expenses	2,056,793	932,555

Total current liabilities	3,679,475	4,717,710
Warrant liabilities	1,674,666	628,000
Deferred underwriting fee payable	4,000,000	4,000,000

Total Liabilities	9,354,141	9,345,710

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 419,938 shares at redemption value as of September 30, 2023 and 1,191,437 shares at redemption value as of December 31, 2022	4,493,902	12,226,852
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 0 issued and outstanding (excluding 419,938 and 1,191,437 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	982	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 and 10,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	18	1,000
Additional paid-in capital	—	—
Accumulated deficit	(9,143,385)	(5,783,772)

Total Shareholders’ Deficit	(9,142,385)	(5,782,772)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$4,705,658	$15,789,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Operating and formation costs	$422,865	$2,312,947	$352,198	$1,291,566

Loss from operations	(422,865)	(2,312,947)	(352,198)	(1,291,566)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	57,747	352,129	1,931,891	2,558,714
Change in fair value of warrant liabilities	1,046,667	(1,046,666)	640,560	14,101,333

Net income (loss)	$681,549	$(3,007,484)	$2,220,253	$15,368,481

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	419,938	903,185	40,000,000	40,000,000

Basic and diluted net income (loss) per Class A redeemable ordinary share	$0.07	$(0.28)	$0.04	$0.31

Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$0.07	$(0.28)	$0.04	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Class A		Class B		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	—	$—	10,000,000	$1,000	$—	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(154,783)	(154,783)
Net loss	—	—	—	—	—	(2,381,252)	(2,381,252)

Balance, March 31, 2023	—	—	10,000,000	1,000	—	(8,319,807)	(8,318,807)
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	9,825,000	982	(9,825,000)	(982)	—	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(139,599)	(139,599)
Net loss	—	—	—	—	—	(1,307,781)	(1,307,781)

Balance, June 30, 2023	9,825,000	982	175,000	18	—	(9,767,187)	(9,766,187)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(57,747)	(57,747)
Net income	—	—	—	—	—	681,549	681,549

Balance, September 30, 2023	9,825,000	$982	175,000	$18	$—	$(9,143,385)	$(9,142,385)

Balance, January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Net income	—	—	—	—	—	7,896,134	7,896,134

Balance, March 31, 2022	—	—	10,000,000	1,000	—	(19,671,610)	(19,670,610)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(769,393)	(769,393)
Net income	—	—	—	—	—	5,252,094	5,252,094

Balance, June 30, 2022	—	—	10,000,000	1,000	—	(15,188,909)	(15,187,909)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,931,891)	(1,931,891)
Net income	—	—	—	—	—	2,220,253	2,220,253

Balance, September 30, 2022	—	$—	10,000,000	$1,000	$—	$(14,900,547)	$(14,899,547)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$(3,007,484)	$15,368,481
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(352,129)	(2,558,714)
Change in fair value of warrant liabilities	1,046,666	(14,101,333)
Changes in operating assets and liabilities:
Due to related party	1,100,182	275,000
Prepaid expenses	78,741	280,480
Accrued expenses	1,124,238	245,535

Net cash used in operating activities	(9,786)	(490,551)

Cash Flows from Investing Activities
Proceeds received from Trust Account	11,347,734	—

Net cash provided by investing activities	11,347,734	—

Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(11,347,734)	—
Payment of offering costs	—	(70,000)

Net cash used in financing activities	(11,347,734)	(70,000)

Net change in cash	(9,786)	(560,551)
Cash at beginning of the period	31,547	646,558

Cash at end of the period	$21,761	$86,007

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$352,129	$2,701,284

Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	$982	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $22,766,081 consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $766,081 of other offering costs. As further described in Note 5, effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit
$10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000, which shall be payable to the underwriter upon consummation of an initial business combination, as originally set forth in the underwriting agreement.
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
Extraordinary General Meeting
On December 20, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”), which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination from December 21, 2022 to June 21, 2023. The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earlier of the Company’s completion of an initial business combination and June 21, 2023. In connection with the Extraordinary General Meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the Trust Account not previously withdrawn. In January 2023, the Company made redemption payments of $3,262,655 out of the Trust Account that were due to the redeeming shareholders who elected to redeem their shares as part of the Extraordinary General Meeting. This amount was reflected as due to shareholders in the accompanying condensed consolidated balance sheet as of December 31, 2022. Subsequent to the redemptions, 1,191,437
Class A ordinary shares remained issued and outstanding until the Extension Meeting further described below.
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
registering the ADSs (as defined below). There is no assurance that the Proposed Business Combination will be consummated by the Extended Date (or any such later date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association) described below.
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
Extension Meeting
On June 15, 2023, the Company held an extraordinary general meeting of shareholders, which was adjourned and reconvened on June 20, 2023 (the “Extension Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to (i) extend the date by which the Company has to consummate a business combination from June 21, 2023 to March 21, 2024 (the “Extended Date”) or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (the “Amended Termination Date” and, such proposal, the “Extension Amendment Proposal”), (ii) eliminate from the amended and restated memorandum and articles of association the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”) and (iii) amend the Company’s amended and restated memorandum and articles of association to provide that Class B ordinary shares may be converted either at the time of the consummation of the Company’s initial business combination or at any earlier date at the option of the holders of Class B ordinary shares (the “Founder Conversion Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal at the Extension Meeting and on June 21, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.
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
Liquidity and Going Concern
As of September 30, 2023, the Company had $21,761 in its operating bank accounts, $4,493,902 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $3,467,719.
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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of September 30, 2023, the Company is indebted to the Sponsor and its affiliates for $1,622,682, which represents $1,342,682 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.
In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic
205-40,
“Presentation of Financial Statements-Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of these unaudited condensed consolidated financial statements. The Company demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed consolidated financial statements. These other adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after March 20, 2024, our scheduled liquidation date if we do not complete the Business Combination prior to such date. There is no assurance that the Company will complete the Proposed Business Combination with Noventiq before March 24, 2024, or at all.

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
The Company accounts for any securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt Securities.” These securities are classified as trading securities with unrealized gains or losses recognized through other income. The Company values its securities held in the Trust Account based on quoted prices in active markets (see Note 8 for more information).
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption—December 31, 2021	40,000,000	$400,000,000
Less:
Payments to Class A ordinary shareholders for redemption of shares	(38,808,563)	(390,414,144)
Due to shareholders	—	(3,262,655)
Plus:
Remeasurement of carrying value to redemption value	—	5,903,651

Class A ordinary shares subject to possible redemption—December 31, 2022	1,191,437	12,226,852
Less:

Payments to Class A ordinary shareholders for redemption of shares	(771,499)	(11,347,734)
Plus:
Due to shareholders paid in 2023	—	3,262,655
Remeasurement of carrying value to redemption value	—	352,129

Class A ordinary shares subject to possible redemption— September 30, 2023	419,938	$4,493,902

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
During the nine months ended September 30, 2023, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $352,129 to reflect current earnings of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2023, the Company has not experienced losses on these accounts.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share for all periods presented, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2023 and 2022.
The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 202 3		September 30, 2022		September 30, 2022
	Class A Redeemable	Class A and Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$27,467	$654,082	$(249,130)	$(2,758,354)	$1,776,202	$444,051	$12,294,785	$3,073,696
Denominator:
Basic and diluted weighted average ordinary shares outstanding	419,938	10,000,000	903,185	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.28)	$(0.28)	$0.04	$0.04	$0.31	$0.31

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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up
provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up
provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2023, the Company has entered into a definitive agreement in connection with a potential Business Combination, but the Business Combination has not yet closed and as such, the lock-up
provisions have not been remediated and are not probable to be remediated. Any definitive agreements in connection with a Business Combination may also be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination may not close, no stock-based compensation expense should be recognized through September 30, 2023.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, September 30, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.
Administrative Services Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or December 21, 2022 and (B) on December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the three and nine months ended September 30, 2023, the Company incurred $0 in fees for these services. For the three and nine months ended September 30, 2022, the Company incurred $120,000 and $360,000 in fees for these services, respectively, which is included in operating and formation costs on the unaudited condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there were $280,000 and $320,000 in fees outstanding for these services, respectively, that are included in due to related party on the condensed consolidated balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.
Operating and Formation Costs
As of September 30, 2023 and December 31, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $
1,342,682
 and $202,500, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The Sponsor is not under any obligation to make additional expenditures on the Company’s beh alf.

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
Following the Closing, the Company’s public warrants, issued under a Warrant Agreement, dated December 16, 2020, by and between the Company and Continental Stock Transfer & Trust Company, will remain outstanding and are expected to continue trading on Nasdaq.
Note 7 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class
 A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022, there were 1,191,437 Class A ordinary shares issued or outstanding, all of which are considered temporary equity. On June 20, 2023, in connection with the Extension Meeting, shareholders elected to redeem 771,499 additional Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $8,085,078, or approximately $10.48 per share which includes $370,088 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 419,938 Class A ordinary shares remained issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one
basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and at September 30, 2023, the Company has an aggregate of 10,244,938 shares of Class A ordinary shares (419,938 of which are subject to possible redemption) issued and outstanding. The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.
Class
 B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one
basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at September 30, 2023, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2023	December 31, 2022
Assets:
Cash and Marketable securities held in Trust Account	1	$4,493,902	$15,489,507

At September 30, 2023 and December 31, 2022, $0 and $15,489,507, respectively, of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2023	Level	December 31, 2022
Liabilities:
Warrant liability—Public Warrants	1	$1,066,666	1	$400,000
Warrant liability—Private Placement Warrants	3	$608,000	3	$228,000

Total warrant liabilities		$1,674,666		$628,000

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
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022 is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The Private Placement Warrants as of September 30, 2023 and December 31, 2022 are classified as Level 3 due to the use of unobservable inputs.
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
The key inputs into the Monte Carlo simulation model for the Private Placement warrants at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Input
Risk-free interest rate	4.50%	3.99%
Expected term (years)	5.48	5.0
Expected volatility	5.4%	0.8%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.96	$9.89
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
As of September 30, 2023, the Public Warrants and Private Placement Warrants were determined to be $0.08 and $0.08 per warrant for aggregate values of approximately $1.1 million and $0.6 million, respectively. As of December 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.03 and $0.03, respectively, per warrant for aggregate values of approximately $0.4 million and $0.2 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$228,000	$400,000	$628,000
Change in valuation inputs or other assumptions	760,000	1,333,333	2,093,333

Fair value as of June 30, 2023	988,000	1,733,333	2,721,333
Change in valuation inputs or other assumptions	(380,000)	(666,667)	(1,046,667)

Fair value as of September 30, 2023	$608,000	$1,066,666	$1,674,666

Fair value as of December 31, 2021	$5,320,000	$9,200,000	$14,520,000
Change in valuation inputs or other assumptions	(4,935,440)	(8,525,333)	(13,460,773)

Fair value as of June 30, 2022	384,560	674,667	1,059,227
Change in valuation inputs or other assumptions	(232,560)	(408,000)	(640,560)

Fair value as of September 30, 2022	$152,000	$266,667	$418,667

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers in or out of level 3 for the three and nine months ended September 30, 2023 and 2022.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the condensed consolidated financial statements, except as described below.
On October 4, 2023, the Company transferred its ordinary share of the Merger Sub to New Noventiq. As a result, the Company will no longer have an ownership interest in the Merger Sub. Starting with the fourth quarter of 2023, the Company’s financial statements will no longer be presented on a consolidated basis.

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

Extraordinary General Meeting

On December 20, 2022, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”), which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination from December 21, 2022 to June 21, 2023. The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earlier of the Company’s completion of an initial business combination and June 21, 2023. In connection with the Extraordinary General Meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the

Trust Account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the Trust Account not previously withdrawn. In January 2023, the Company made redemption payments of $3,262,655 out of the Trust Account that were due to the redeeming shareholders who elected to redeem their shares as part of the Extraordinary General Meeting. This amount was reflected as due to shareholders in the accompanying condensed consolidated balance sheet as of December 31, 2022. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding until the Extension meeting described below.

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

The Business Combination is expected to close in the first half of 2024, following the receipt of the required approval by the Company’s and Noventiq’s shareholders and the fulfilment of other customary closing conditions, such as the effectiveness of the Registration Statement on Form F-6 registering the ADSs (as defined in Note 1 to the notes to the unaudited condensed consolidated financial statements). There is no assurance that the Proposed Business Combination will be consummated by the Extended Date (as defined below) (or any such later date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association).

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying condensed consolidated financial statements, at September 30, 2023, we had $21,761 in our operating bank account, and a working capital deficit of $3,467,719, and $294,522 of earnings and realized gains on the amounts remaining in the Trust Account after historical redemptions. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the notes to the unaudited condensed consolidated financial statements, as of September 30, 2023, the Company is indebted to the Sponsor and its affiliates for $1,622,682, which represents $1,342,682 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these condensed consolidated financial statements. The Company demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these condensed consolidated financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. Our scheduled liquidation date is March 20, 2024. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after March 20, 2024. There is no assurance that the Company will complete the Proposed Business Combination with Noventiq before March 24, 2024, or at all.

Results of Operations

Our entire activity since inception through September 30, 2023 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates (see Note 1 to the notes to the unaudited condensed consolidated financial statements). As of September 30, 2023, $21,761 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three and nine months ended September 30, 2023, we had a net income (loss) of $681,549 and $(3,007,484), respectively, which consisted of $57,747 and $352,129 in earnings and realized gains on marketable securities held in the Trust Account, respectively, a decrease (increase) in the fair value of warrant liabilities of $1,046,667 and $(1,046,666), respectively, and $422,865 and $2,312,947 in operating and formation costs, respectively.

For the three and nine months ended September 30, 2022, we had a net income of $2,220,253 and $15,368,481, respectively, which consisted of $1,931,891 and $2,558,714 in earnings and realized gains on marketable securities held in the Trust Account, respectively, a decrease in the fair value of warrant liabilities of $640,560 and $14,101,333, respectively, partially offset by $352,198 and $1,291,566 in operating and formation costs, respectively.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2023, the Company has entered into a agreement in connection with a potential Business Combination, but the Business Combination has not yet closed, and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any definitive agreements in connection with a Business Combination may also be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination may not close, no stock-based compensation expense should be recognized through September 30, 2023.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the date of this filing and September 30, 2023, there were no outstanding Working Capital Loans under this arrangement.

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

For the three and nine months ended September 30, 2023, the Company incurred $0 in fees for these services. For the three and nine months ended September 30, 2022, the Company incurred $120,000 and $360,000 in fees for these services, respectively, which is included in operating and formation costs on the unaudited condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there were $280,000 and $320,000 in fees outstanding for these services that are included in due to related party on the condensed consolidated balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of September 30, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,342,682 on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed consolidated balance sheet as of September 30, 2023. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2023.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer