Form 10-Q/A
period 2023-06-30
Corner Growth Acquisition Corp.
filed 2024-01-02
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

CORNER GROWTH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39814	98-1563902
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

251 Lytton Avenue, Suite 200 Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)
(650)
543-8180
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on Which Registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	COOLU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share.	COOL	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	COOLW	The Nasdaq Stock Market LLC
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
As o
f August 14, 2
023
,
10,244,938
Class A ordinary shares, par value $0.0001, and
175,000
Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE
Corner Growth Acquisition Corp. (the “Company”) is filing this Quarterly Report on Form
10-Q/A,
Amendment No. 1 for the quarterly period ended June 30, 2023 (this “Quarterly Report” or, the “Amendment”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2023 (the “Original Quarterly Report”), as first noted in the Current Report on Form 8-K filed with the SEC on December 21, 2023.
The Company determined there was an unrecorded accrued liability related to the deferred underwriting fee payable totaling $3,000,000 incurred in accordance with the duly executed Side Letter to Underwriting Agreement dated June 23, 2023, on the previously issued financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality”, and Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections”, the Company evaluated the changes and has determined that the related impact was material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued unaudited condensed consolidated financial statements in the Original Quarterly Report should be restated to report the unrecorded liability.
In addition, the duly executed Side Letter to Underwriting Agreement dated June 23, 2023 included additional potential compensation payable to the underwriter (see Note 6). Disclosure of this potential compensation arrangement was omitted from the Original Quarterly Report in error.
While preparing the attached Form 10-Q/A the Company discovered another previously undisclosed agreement. A portion of the Founder Shares will be distributed under an agreement with a third party on April 28, 2023 that constitutes a finder’s fee arrangement (the “Finder’s Fee Arrangement”). The Finder’s Fee Arrangement provides for the Sponsor to make a $2 million cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the Sponsor contingent on the consummation of the business acquisition, which option is accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the business acquisition is consummated as the Sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. The Finder’s Fee Arrangement included potential compensation payable to the third party. Disclosure of this potential compensation arrangement was omitted from the Original Quarterly Report in error.
Effects of Restatement
As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued unaudited condensed consolidated balance sheet dated as of June 30, 2023, (ii) the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, (iii) the unaudited condensed consolidated statements of changes in shareholders’ deficit for the three and six months ended June 30, 2023 and (iv) the unaudited consolidated statement of cash flows for the six months ended June 30, 2023 to restate the following non-cash
items:

•	understatement of total liabilities by approximately $3.0 million as of June 30, 2023;

•	understatement of accumulated deficit and total shareholders’ deficit by approximately $3.0 million as of June 30, 2023, respectively;

•	understatement of transactions costs and net loss by $102,000 for the three and six months ended June 30, 2023

•	understatement of net loss per Class A redeemable, Class A nonredeemable and Class B ordinary shares by $0.01 for the three and six months ended June 30, 2023.
The restatement of the financial statements had no impact on the Company’s liquidity or cash position.
See Note 2 to the Notes to unaudited condensed consolidated Financial Statements (restated) included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects.
Items Amended in the Form
10-Q/A
The following items are amended in this Amendment: (i) Part I, Item 1. Note 1; (ii) Part I, Item 1. Note 2; (iii) Part I, Item 1. Note 6; (iv) Part I, Item 1. Condensed Consolidated Financial Statements; (v) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (vi) Part I, Item 4. Disclosure Controls and Procedures; and (vii) Part II, Item 6. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Quarterly Report. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original Quarterly Report and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Quarterly Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Quarterly Report, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Quarterly Report.

CORNER GROWTH ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED).
CORNER GROWTH ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2023
AND A
S OF DECEMBER 31, 2022

	As of June 30, 2023	As of December 31, 2022
	(unaudited - restated)
ASSETS
Current assets
Cash	$27,132	$31,547
Prepaid expenses	116,220	268,736

Total current assets	143,352	300,283
Cash and marketable securities held in Trust Account	4,436,155	15,489,507

Total Assets	$4,579,507	$15,789,790

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$1,460,376	$522,500
Due to shareholders	—	3,262,655
Accrued expenses	1,727,830	932,555

Total current liabilities	3,188,206	4,717,710
Warrant liabilities	2,721,333	628,000
Deferred underwriting fee payable	7,000,000	4,000,000

Total Liabilities	12,909,539	9,345,710

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 419,938 shares at redemption value as of June 30, 2023 and 1,191,437 shares at redemption value as of December 31, 2022	4,436,155	12,226,852

Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 0 issued and outstanding (excluding 419,938 and 1,191,437 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	982	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 and 10,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	18	1,000
Additional paid-in capital	—	—
Accumulated deficit	(12,767,187)	(5,783,772)

Total Shareholders’ Deficit	(12,766,187)	(5,782,772)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$4,579,507	$15,789,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the three months ended June 30, 2023 Restated	For the six months ended June 30, 2023 Restated	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Operating and formation costs	$1,238,047	$1,890,082	$352,417	$939,368

Loss from operations	(1,238,047)	(1,890,082)	(352,417)	(939,368)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	139,599	294,382	593,071	626,823
Change in fair value of warrant liabilities	(209,333)	(2,093,333)	5,011,440	13,460,773
Transaction costs	(102,000)	(102,000)	—	—

Net income (loss)	$(1,409,781)	$(3,791,033)	$5,252,094	$13,148,228

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	1,106,657	1,148,813	40,000,000	40,000,000

Basic and diluted net income (loss) per Class A redeemable ordinary share	(0.13)	(0.34)	0.11	0.26

Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$(0.13)	$(0.34)	$0.11	$0.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders (Deficit)
	Shares	Amount	Shares	Amount
Balance–January 1, 2023	—	$—	10,000,000	$1,000	$—	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption			—	—		(154,783)	(154,783)
Net loss	—	—	—	—	—	(2,381,252)	(2,381,252)

Balance, March 31, 2023	—	—	10,000,000	1,000	—	(8,319,807)	(8,318,807)
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	9,825,000	982	(9,825,000)	(982)	—	—	—
Accrual of deferred underwriting fee payable (restated)	—	—	—	—		(3,000,000)	(3,000,000)
Transaction cost allocation for change in deferred underwriting fee (restated)	—	—	—	—	—	102,000	102,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(139,599)	(139,599)
Net loss (restated)	—	—	—	—	—	(1,409,781)	(1,409,781)

Balance, June 30, 2023 (restated)	9,825,000	$982	175,000	$18	$—	(12,767,187)	(12,766,187)

Balance–January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Net income	—	—	—	—	—	7,896,134	7,896,134

Balance, March 31, 2022	—	—	10,000,000	1,000	—	(19,671,610)	(19,670,610)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(769,393)	(769,393)
Net income	—	—	—	—	—	5,252,094	5,252,094

Balance, June 30, 2022	—	$—	10,000,000	$1,000	$—	$(15,188,909)	$(15,187,909)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
	(restated)
Cash Flows from Operating Activities
Net income (loss)	$(3,791,033)	$13,148,228
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(294,382)	(626,823)
Change in fair value of warrant liabilities	2,093,333	(13,460,773)
Transaction costs attributable to warrant liabilities	102,000	—
Changes in operating assets and liabilities:
Prepaid expenses	152,516	185,959
Due to related party	937,876	115,000
Accrued expenses	795,275	231,663

Net cash used in operating activities	(4,415)	(406,746)

Cash Flows from Investing Activities
Proceeds received from Trust Account	11,347,734	—

Net cash provided by investing activities	11,347,734	—

Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(11,347,734)	—

Payment of offering costs	—	(70,000)

Net cash used in financing activities	(11,347,734)	(70,000)

Net change in cash	(4,415)	(476,746)
Cash at beginning of the period	31,547	646,558

Cash at end of the period	$27,132	$169,812

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$294,382	$769,393

Accrual of deferred underwriting fee payable	$3,000,000	$—

Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	$982	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023 (RESTATED)
Note 1—Description of Organization, Business Operations and Liquidity and Going Concer
n (Restated)
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
The registration statements for the Company’s Initial Public Offering were declared effective on December 16, 2020. On December 21, 2020, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of the overallotment option to purchase an additional 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000 which is described in Note
4
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,600,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement (the “Private Placement”) to CGA Sponsor LLC (the “Sponsor”), generating gross proceeds of $11,400,000, which is described in Note
5
.
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
As more fully described in Note 6, on J
une 23, 2023, the Company and the underwriter agreed to terminate the December 20,2022 fee reduction agreement solely upon execution of a side letter in accordance with the duly executed Mutual Termination of Initial Fee Reduction Agreement. On June 23, 2023, in accordance with the duly executed Side Letter to Underwriting Agreement, the Company and the underwriter agreed that the underwriter will irrevocably forfeit $7,000,000
(instead of $
10,000,000
) of the aggregate
$14,000,000 Original Fee that would otherwise be payable to it in cash pursuant to the Underwriting Agreement, resulting in a reduced fee of $7,000,000 (the “Fee”), which shall be payable in cash by the Company to the underwriter upon consummation of a Business Combination, as originally set forth in the Underwriting Agreement.

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
The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $
10.00
per Public Share). The
per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
6
). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $
5,000,001
and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (as amended, the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note
5
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
While preparing the attached Form 10-Q/A the Company discovered another previously undisclosed agreement. A portion of the Founder Shares will be distributed under the Finder’s Fee Arrangement. The Finder’s Fee Arrangement provides for the Sponsor to make a $2 million cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the Sponsor contingent on the consummation of the business acquisition, which are accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the business acquisition is consummated as the Sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. The Finder’s Fee Arrangement included potential compensation payable to the third party. Disclosure of this potential compensation arrangement was omitted from the Original Quarterly Report in error.
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
The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
6
) held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amount will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $
10.00
per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note
5
, as of June 30, 2023, the Company is indebted to the Sponsor and its affiliates for $1,460,376, which represents $1,180,376 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees
 (see Note
5
).
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
Note 2 — Restatement of Previously Issued Financial Statements
The Company determined there was an unrecorded accrued liability related to the deferred underwriting fee payable totaling $3,000,000 and an unrecorded adjustment for transaction costs attributable to warrants due to the change in deferred underwriting fee payable incurred in accordance with the duly executed Side Letter to Underwriting Agreement dated June 23, 2023, on the previously issued financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality”, and Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections”, the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report the unrecorded liability and unrecorded change in transaction costs. These financial statements restate the Company’s previously issued unaudited consolidated condensed financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023. In addition, the duly executed Side Letter to Underwriting Agreement dated June 23, 2023 included additional potential compensation payable to the underwriter (see Note

6). Disclosure of this potential compensation arrangement was omitted from the O riginal Quarterly Report in error.
While preparing the attached Form 10-Q/A the Company discovered another previously undisclosed agreement. A portion of the Founder Shares will be distributed under the Finder’s Fee Arrangement. The Finder’s Fee Arrangement provides for the Sponsor to make a $2 million cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the Sponsor contingent on the consummation of the business acquisition, which option is accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the business acquisition is consummated as the Sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. The Finder’s Fee Arrangement included potential compensation payable to the third party. Disclosure of this potential compensation arrangement was omitted from the Original Quarterly Report in error.
The impacts to the unaudited consolidated condensed financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 are presented below:

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023	As Previously Reported	Adjustment	As Restated
Deferred underwriting fee payable	$4,000,000	$3,000,000	$7,000,000
Total Liabilities	9,909,539	3,000,000	12,909,539
Accumulated deficit	(9,767,187)	(3,000,000)	(12,767,187)
Total Shareholders’ Deficit	(9,766,187)	$(3,000,000)	$(12,766,187)

Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2023	As Previously Reported	Adjustment	As Restated
Transaction costs	$—	$(102,000)	$(102,000)
Net income (loss)	(1,307,781)	(102,000)	(1,409,781)
Basic and diluted net income (loss) per Class A redeemable ordinary share	(0.12)	$(0.01)	$(0.13)
Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	(0.12)	$(0.01)	$(0.13)

Unaudited Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2023	As Previously Reported	Adjustment	As Restated
Transaction costs	$—	$(102,000)	$(102,000)
Net income (loss)	(3,689,033)	(102,000)	(3,791,033)
Basic and diluted net income (loss) per Class A redeemable ordinary share	(0.33)	$(0.01)	$(0.34)
Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	(0.33)	$(0.01)	$(0.34)

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2023	As Previously Reported	Adjustment	As Restated
Remeasurement of deferrred underwriting fee payable	$—	$(3,000,000)	$(3,000,000)
Transaction costs attributable to warrant liabilities	—	$102,000	$102,000
Net loss	(1,307,781)	(102,000)	$(1,409,781)
Accumulated deficit	(9,767,187)	(3,000,000)	(12,767,187)
Total shareholders’ deficit	(9,766,187)	$(3,000,000)	$(12,766,187)

Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2023	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities
Net income (loss)	$(3,689,033)	$(102,000)	$(3,791,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Transaction costs attributable to warrant liabilities	—	$102,000	$102,000
Non-cash financing activities
Non cash accrual of deferred underwriting fee payable	$—	$3,000,000	$3,000,000
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
The Company accounts for any securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains or losses recognized through other income. The Company values its securities held in the Trust Account based on quoted prices in active markets (see Note 9 for more information).

1
2

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
At December 31, 2022 and June 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amounts

Class A ordinary shares subject to possible redemption - December 31, 2021	40,000,000	$400,000,000
Less:
Payments to Class A ordinary shareholders for redemption of shares	(38,808,563)	(390,414,144)
Due to shareholders	—	(3,262,655)
Plus:
Remeasurement of carrying value to redemption value	—	5,903,651

Class A ordinary shares subject to possible redemption - December 31, 2022	1,191,437	$12,226,852
Less:
Payments to Class A ordinary shareholders for redemption of shares	(771,499)	(11,347,734)
Plus:
Due to shareholders paid in 2023	—	3,262,655
Remeasurement of carrying value to redemption value	—	294,382

Class A ordinary shares subject to possible redemption - June 30, 2023	419,938	$4,436,155

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
294,382
to reflect current earnings of the Trust Account.

As part of the Extension Meeting, shareholders elected to redeem an additional

771,499
Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $
8,085,078
, or approximately $
10.48
per share. $
370,088
 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $
10.00
per share times the number of shares redeemed.
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $
250,000
. At June 30, 2023, the Company has not experienced losses on these accounts.
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
Net Income (Loss) Per Ordinary Share (Restated)
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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022

	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) (Restated)	$(140,469)	$(1,269,312)	$(390,641)	$(3,400,392)	$4,201,675	$1,050,419	$10,518,582	$2,629,646
Denominator :
Basic and diluted weighted average ordinary shares outstanding	1,106,657	10,000,000	1,148,813	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000

Basic and diluted net income (loss) per ordinary share (Restated)	$(0.13)	$(0.13)	$(0.34)	$(0.34)	$0.11	$0.11	$0.26	$0.26

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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The full extent of short and long- term implications of Russia’s invasion of Ukraine and the related sanctions are difficult to predict as of the date of these unaudited interim condensed consolidated financial statements, but may have an adverse effect on the global economic markets generally and could exacerbate the existing challenges faced by the Company. Since the commencement of the military invasion of Ukraine, there has been an increase in the price of various commodities and shortages of certain materials and components, which may have further negative effects on the world economy, potential Business Combination targets and our Company.
Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold
40,000,000
Units at a price of $
10.00
per Unit, which includes the partial exercise by the underwriter of the overallotment option to purchase an additional
5,000,000
Units.
Each Unit consists of one Class A ordinary share and
one-third
of one redeemable warrant (each, a “Public Warrant”)
, each whole Public Warrant entitling the holder thereof to purchase one
Class A ordinary share at a price of $
11.50
per share, subject to adjustment (see Note
7
).

Note 5 — Related Party Transactions
Founder Shares

On October 28, 2020, the Sponsor paid $
25,000
, or approximately $
0.003
per share, to cover certain offering costs in consideration for
8,625,000
Class B ordinary shares, par value $
0.0001
per share (the “Founder Shares”). In November 2020, the Sponsor transferred
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
8
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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares or Class A ordinary shares received upon conversion thereof until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $
12.00
per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any
20
trading days within any
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
150,000
 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2023, the Company has entered into a definitive agreement in connection with a potential Business Combination, but the Business Combination has not yet closed and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any definitive agreements in connection with a Business Combination may also be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination may not close, no stock-based compensation expense should be recognized through June 30, 2023.
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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement
 W
arrants until 30 days after the completion of the initial Business Combination.

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $
1.5
 million of such Working Capital Loans may be convertible into private placement warrants at a price of $
1.50
per warrant. As of the date of this filing, June 30, 2023 and December 31, 2022, the Company had no
borrowings under any Working Capital Loans.
Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $
40,000
per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or December 21, 2022 and (B) on December 21, 2022, an amount equal to $
960,000
less the actual amount paid under the Administrative Services Agreement. For the three and six months ended June 30, 2023, the Company incurred $
0
in fees for these services. For the three and six months ended June 30, 2022, the Company incurred $
120,000
and $
240,000
in fees for these services, respectively, which is included in operating and formation costs on the unaudited condensed consolidated
statements of operations. As of June 30, 2023 and December 31, 2022, there were $
280,000
and $
320,000
in fees outstanding for these services, respectively, that are included in due to related party on the condensed consolidated
balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.
Operating and Formation Costs

As of June 30, 2023 and December 31, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of

$
1,180,376
 and $
202,500
,
respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.
Note 6 — Commitments and Contingencies
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
1
8

Underwriting Agreement (Restated)
After the Initial Public Offering, the underwriters were entitled to a deferred fee of $
0.35
per Unit, or $
14,000,000
in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $
10,000,000
of the aggregate $
14,000,000
deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $
4,000,000
,
which shall be payable to the underwriter upon consummation of a Business Combination, as originally set forth in the underwriting agreement. The Company accounted for this forfeiture during the fourth calendar quarter of the year ended December 31, 2022.
On June 23, 2023, the Company and the underwriter agreed to terminate the December 20, 2022 fee reduction agreement solely upon execution of a side letter in accordance with the duly executed Mutual Termination of Initial Fee Reduction Agreement. On June 23, 2023, in accordance with the duly executed Side Letter to Underwriting Agreement, the Company and the underwriter agreed to the following:

1.
Cantor will irrevocably forfeit $7,000,000
(instead of $10,000,000) of the aggregate
$14,000,000 Original Fee that would otherwise be payable to it in cash pursuant to the Underwriting Agreement, resulting in a reduced fee of $7,000,000 (the “Fee”), which shall be payable in cash by the Company to Cantor upon consummation of a Business Combination, as originally set forth in the Underwriting Agreement.

2.	In addition, upon the consummation of the Business Combination, the Company shall pay to the Underwriter a non-refundable cash fee equal to 3.0% of:

•
(x) the aggregate maximum gross proceeds received or receivable in connection with any Equity Financing, including, without limitation, aggregate amounts committed by investors to purchase securities, whether or not all securities are issued upon consummation of the Business Combination, plus

•	(y) the gross proceeds received by the Company upon exercise of any warrants or other securities issued in connection with such Financing that are convertible into common stock of the Company;

•
the aggregate maximum principal amount of debt committed or available to be committed or available in connection with the Debt Financing (including, without limitation, in the case of an offering of debt securities, the aggregate maximum principal amount of securities committed to be purchased by investors), whether or not drawn down (or, in the case of an offering of debt securities, whether or not purchased) upon consummation of the business Combination; and

•	any proceeds received from the Trust Account in connection with the Business Combination.
The fees noted in items 1 and 2 above are contingent upon a successful completion of a Business Combination. There is no assurance that a Business Combination will be consummated by the Extended Date (or any such later date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association). In accordance with the guidance in ASC Topic 450,
Contingencies
, the Company is required to record its best estimate of the loss if the amount of loss can be reasonably estimated. The fee amount noted in item 2 cannot be reasonably estimated or determinable at this time and as a result, is not recorded in the consolidated condensed unaudited financial statements.

Note 7 — Warrant Liabilities
The Public Warrants will become exercisable at $
11.50
per share on the later of (a)
30
days after the completion of a Business Combination or (b)
12
months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than
15
business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and, following the effective date of the registration statement, the Company will use commercially reasonable efforts to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the
60
th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $
9.20
per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the
10-trading
day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, the $
18.00
per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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
Note 8 — Shareholders’ Deficit

Preference Shares
— The Company is authorized to issue
1,000,000
preference shares with a par value of $
0.0001
per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no
preference shares issued or outstanding.

Class
 A Ordinary Shares
— The Company is authorized to issue
300,000,000
Class A ordinary shares with a par value of $
0.0001
per share. At December 31, 2022, there were
1,191,437
Class A ordinary shares issued or outstanding, all of which are considered temporary equity. On June 20, 2023, in connection with the Extension Meeting, shareholders elected to redeem
771,499
additional
Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $
8,085,078
, or approximately $
10.48
per share which includes $
370,088

of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions,
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

Class
 B Ordinary Shares
— The Company is authorized to issue
30,000,000
Class B ordinary shares with a par value of $
0.0001
per share. Holders are entitled to
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

•
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$4,436,155	$

At

June 30, 2023 and December 31, 2022, $
0
and $
15,489,507
, respectively, of the balance held in the Trust Account was held in cash.
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
The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank- check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing since February 8, 2021. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement warrants at June 30, 2023 and December 31, 2022 were as follows:

Input	June 30, 2023	December 31, 2022
Risk-free interest rate	4.13%	3.99%
Expected term (years)	5.0	5.0
Expected volatility	1.0%	0.8%
Exercise price	$11.50	$11.50
Fair value of the ordinary share price	$10.70	$9.89
Redemption threshold price	$18.00	$18.00
Redemption threshold days	20 days within any 30-day period	20 days within any 30-day period
Redemption price	$0.01	$0.01
Probability of successful acquisition	90.0%	50.0%
As

of June 30, 2023, the Public Warrants and Private Placement Warrants were determined to be $
0.13
and $
0.13
per warrant for aggregate values of $
1.7
 million and $
1.0
 million, respectively. As of December 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $
0.03
and $
0.03
, respectively, per warrant for aggregate values of approximately $
0.4
 million and $
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
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were originally issued on August 14, 2023. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the condensed consolidated financial statements.

2
4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED).

References to the “company,” “our,” “us” or “we” refer to Corner Growth Acquisition Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto including, Note 2—Restatement of Previously Issued Financial Statements, contained elsewhere in this Quarterly Report on Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q/A, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q/A should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 5 to the notes to the unaudited condensed consolidated financial statements, as of June 30, 2023, the Company is indebted to the Sponsor and its affiliates for $1,460,376, which represents $1,180,376 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees (see Note 5). The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

Results of Operations (Restated)

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

For the three and six months ended June 30, 2023, we had a net loss of $1,409,781 and $3,791,033, respectively, which consisted of $139,599 and $294,382 in earnings and realized gains on marketable securities held in the Trust Account, respectively, an increase in the fair value of warrant liabilities of $209,333 and $2,093,333, respectively, $1,238,047 and $1,890,082 in operating and formation costs, respectively, and $102,000 and $102,000 in transaction costs, respectively.

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

Related Party Transactions

Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000

Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 8. As a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited for no consideration on December 23, 2020, resulting in 10,000,000 Class B ordinary shares outstanding. The per share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial Business Combination (see Note 1).

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2023, the Company has entered into a agreement in connection with a potential Business Combination, but the Business Combination has not yet closed, and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any definitive agreements in connection with a Business Combination may also be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination may not close, no stock-based compensation expense should be recognized through June 30, 2023.

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

Underwriting Agreement (Restated)

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

On June 23, 2023, the Company and the underwriter agreed to terminate the December 20, 2022 fee reduction agreement solely upon execution of a side letter in accordance with the duly executed Mutual Termination of Initial Fee Reduction Agreement. On June 23, 2023, in accordance with the duly executed Side Letter to Underwriting Agreement, the Company and the underwriter agreed to the following:

1.

Cantor will irrevocably forfeit $7,000,000 (instead of $10,000,000) of the aggregate $14,000,000 Original Fee that would otherwise be payable to it in cash pursuant to the Underwriting Agreement, resulting in a reduced fee of $7,000,000 (the “Fee”), which shall be payable in cash by the Company to Cantor upon consummation of a Business Combination, as originally set forth in the Underwriting Agreement.

2.	In addition, upon the consummation of the Business Combination, the Company shall pay to the Underwriter a non-refundable cash fee equal to 3.0% of:

•

(x) the aggregate maximum gross proceeds received or receivable in connection with any Equity Financing, including, without limitation, aggregate amounts committed by investors to purchase securities, whether or not all securities are issued upon consummation of the Business Combination, plus

•	(y) the gross proceeds received by the Company upon exercise of any warrants or other securities issued in connection with such Financing that are convertible into common stock of the Company;

•

the aggregate maximum principal amount of debt committed or available to be committed or available in connection with the Debt Financing (including, without limitation, in the case of an offering of debt securities, the aggregate maximum principal amount of securities committed to be purchased by investors), whether or not drawn down (or, in the case of an offering of debt securities, whether or not purchased) upon consummation of the business Combination; and

•	any proceeds received from the Trust Account in connection with the Business Combination.

The fees noted in items 1 and 2 above are contingent upon a successful completion of a Business Combination. There is no assurance that a Business Combination will be consummated by the Extended Date (or any such later date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association). In accordance with the guidance in ASC Topic 450, Contingencies, the Company is required to record its best estimate of the loss if the amount of loss can be reasonably estimated. The fee amount noted in item 2 cannot be reasonably estimated or determinable at this time and as a result, is not recorded in the consolidated condensed unaudited financial statements.

While preparing the attached Form 10-Q/A the Company discovered another previously undisclosed agreement. A portion of the Founder Shares will be distributed under the Finder’s Fee Arrangement. The Finder’s Fee Arrangement provides for the Sponsor to make a $2 million cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the Sponsor contingent on the consummation of the business acquisition, which option is accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the business acquisition is consummated as the Sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. The Finder’s Fee Arrangement included potential compensation payable to the third party. Disclosure of this potential compensation arrangement was omitted from the Original Quarterly Report in error.

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

Our significant accounting policies are fully described in Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report and are fully described in Note 2 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed consolidated financial statements. There have been no changes to our significant accounting policies from our Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. Furthermore, the Company’s management has concluded that the controls around the communication by executive management of all material agreements were not effectively designed or maintained.

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

In connection with Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements included in this Quarterly Report, management identified a material weakness in our internal control over financial reporting due to a lack of effective controls related to the recording and disclosure of accrued and contingent liabilities and their related expenses. This material weakness resulted in a material misstatement of our deferred underwriting fee payable, accumulated deficit, and transaction costs which affect the total liabilities, total shareholders’ deficit, net income (loss) and basic and diluted net income (loss) per Class A redeemable, Class A nonredeemable and Class B ordinary shares as of and for the three and six months ended June 30, 2023. The Finder’s fee Arrangement dated April 28, 2023 included potential compensation to the third party (see Note 1). In addition, the duly executed Side Letter to Underwriting Agreement dated June 23, 2023 included potential compensation payable to the underwriter (see Note 6). Disclosure of these potential compensation arrangements were both omitted from the Original Quarterly Report in error.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable procedures to accrue and record liabilities, we plan to enhance these processes by increasing the communication between executive management and those responsible for accounting and reporting of all executed agreements that apply to our financial statements. Our plans at this time include increased communication among our executive management and accounting personnel through conducting on-site meetings, virtual meetings the execution of meeting minutes and completion of procedural checklists. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this condensed financial statement, had not yet been identified.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

ITEM 6.	EXHIBITS (RESTATED)

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

3.2	Extension Amendment, dated December 20, 2022, to the Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2022, File No. 001-39814).

3.3	Amendment, dated June 20, 2023, to Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on June 22, 2023, File No. 001-39814).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of January, 2024.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Jerome “Jerry” Letter
Name:	Jerome “Jerry” Letter
Title:	Chief Financial Officer and Chief Operating Officer

37