Form 10-Q/A
period 2023-09-30
Corner Growth Acquisition Corp.
filed 2024-01-02
CIK 1829953

UNITED
STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
lin
g
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
Nov
ember
13
, 2023, 10,244,938 Class A ordinary shares, par value $0.0001, and 175,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE
Corner Growth Acquisition Corp. (the “Company”) is filing this Quarterly Report on Form
10-Q/A,
Amendment No. 1 for the quarterly period ended September 30, 2023 (this “Quarterly Report” or, the “ Amendment”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2023 (the “Original Quarterly Report”), as first noted in the Current Report on Form 8-K filed with the SEC on December 21, 2023.
The Company determined there was an unrecorded accrued liability related to the deferred underwriting fee payable totaling $3,000,000 incurred in accordance with the duly executed Side Letter to Underwriting Agreement dated June 23, 2023, on the previously issued financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality”, and Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections”, the Company evaluated the changes and has determined that the related impact was material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued unaudited condensed consolidated financial statements in the
O
rigin
al
Quarterly
R
eport should be restated to report the unrecorded liability.
In addition, the duly executed Side Letter to Underwriting Agreement dated June 23, 2023 included additional potential compensation payable to the underwriter (see Note 6). Disclosure of this potential compensation arrangement was omitted from the Original Quarterly Report in error.
While preparing the attached Form 10-Q/A the Company discovered another previously undisclosed agreement. A portion of the Founder Shares will be distributed under an agreement with a third-party on April 28, 2023 that constitutes a finder’s fee arrangement (the “Finder’s Fee Arrangement.”). The Finder’s Fee Arrangement provides for the Sponsor to make a $2 million cash payment to the third-party and provide an option to purchase an economic interest in 2,000,000 membership units of the Sponsor contingent on the consummation of the business acquisition, which option is accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the business acquisition is consummated as the Sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. The Finder’s Fee Arrangement included potential compensation payable to the third party. Disclosure of this potential compensation arrangement was omitted from the Original Quarterly Report in erro
r.
Effects of Restatement
As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued unaudited condensed consolidated balance sheet dated as of September 30, 2023, (ii) the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023, (iii) the unaudited condensed consolidated statements of changes in shareholders’ deficit for the nine months ended September 30, 2023 and (iv) the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023 to restate the following non-cash
item
s:

•	understatement of total liabilities by approximately $3.0 million as of September 30, 2023;

•	understatement of accumulated deficit and total shareholders’ deficit by approximately $3.0 million as of September 30, 2023, respectively;
•	understatement of transactions costs and net loss by $102,000 for the nine months ended September 30, 2023.

•	understatement of net loss per Class A redeemable, Class A nonredeemable and Class B ordinary shares by $0.01 for the nine months ended September 30, 2023.
The restatement of the financial statements had no impact on the Company’s liquidity or cash position.
See Note 2 to the Notes to unaudited condensed consolidated Financial Statements (restated) included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects.
Items Amended in the Form
10-Q/A
The following items are amended in this Amendment: (i) Part I, Item 1. Note 1; (ii) Part I, Item 1. Note 2; (iii) Part I, Item 1. Note 6; (iv) Part I, Item 1. Condensed Consolidated Financial Statements; (v) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (vi) Part I, Item 4. Disclosure Controls and Procedures; and (vii) Part II, Item 6. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
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

i

CORNER GROWTH ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

		Page
PART I—FINANCIAL INFORMATION		1
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED).	1
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2023 (UNAUDITED) (RESTATED) AND DECEMBER 31, 2022	1
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (RESTATED) AND 2022	2
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (RESTATED) AND 2022	3
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 (RESTATED) AND 2022	4
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2023 (RESTATED)	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED).	25
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES (RESTATED)	33
PART II – OTHER INFORMATION		35
ITEM 1.	LEGAL PROCEEDINGS	35
ITEM 1A.	RISK FACTORS	35
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES	35
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35
ITEM 4.	MINE SAFETY DISCLOSURES	35
ITEM 5.	OTHER INFORMATION	35
ITEM 6.	EXHIBITS (RESTATED)	35
SIGNATURES		37

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. (RESTATED)
CORNER GROWTH ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2023	As of December 31, 2022
	(unaudited - restated)
ASSETS
Current assets
Cash	$21,761	$31,547
Prepaid expenses	189,995	268,736

Total current assets	211,756	300,283
Cash and marketable securities held in Trust Account	4,493,902	15,489,507

Total Assets	$4,705,658	$15,789,790

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$1,622,712	$522,500
Due to shareholders	—	3,262,655
Accrued expenses	2,056,763	932,555

Total current liabilities	3,679,475	4,717,710
Warrant liabilities	1,674,666	628,000
Deferred underwriting fee payable	7,000,000	4,000,000

Total Liabilities	12,354,141	9,345,710

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 419,938 shares at redemption value as of September 30, 2023 and 1,191,437 shares at redemption value as of December 31, 2022	4,493,902	12,226,852

Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 0 issued and outstanding (excluding 419,938 and 1,191,437 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	982	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 and 10,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	18	1,000
Additional paid-in capital	—	—
Accumulated deficit	(12,143,385)	(5,783,772)

Total Shareholders’ Deficit	(12,142,385)	(5,782,772)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$4,705,658	$15,789,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023 Restated	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Operating and formation costs	$422,865	$2,312,947	$352,198	$1,291,566

Loss from operations	(422,865)	(2,312,947)	(352,198)	(1,291,566)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	57,747	352,129	1,931,891	2,558,714
Change in fair value of warrant liabilities	1,046,667	(1,046,666)	640,560	14,101,333
Transaction costs	—	(102,000)	—	—

Net income (loss)	$681,549	$(3,109,484)	$2,220,253	$15,368,481

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	419,938	903,185	40,000,000	40,000,000

Basic and diluted net income (loss) per Class A redeemable ordinary share	$0.07	$(0.29)	$0.04	$0.31

Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted net income (loss) per Class A nonredeemable ordinary share and Class B ordinary share	$0.07	$(0.29)	$0.04	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	—	$—	10,000,000	$1,000	$—	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption	—	$—	—	$—	$—	$(154,783)	$(154,783)
Net loss	—	$—	—	$—	$—	$(2,381,252)	$(2,381,252)

Balance, March 31, 2023	—	$—	10,000,000	$1,000	$—	$(8,319,807)	$(8,318,807)
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	9,825,000	$982	(9,825,000)	$(982)	$—	$—	$—
Accrual of deferred underwriting fee payable (restated)	—	—	—	—	—	(3,000,000)	(3,000,000)
Transaction cost allocation for change in deferred underwriting fee (restated)	—	—	—	—	—	102,000	102,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	$—	—	$—	$—	$(139,599)	$(139,599)
Net loss (restated)	—	$—	—	$—	$—	$(1,409,781)	$(1,409,781)

Balance, June 30, 2023 (restated)	9,825,000	$982	175,000	$18	$—	$(12,767,187)	$(12,766,187)
Remeasurement of Class A ordinary shares subject to possible redemption	—	$—	—	$—	$—	$(57,747)	$(57,747)
Net income	—	$—	—	$—	$—	$681,549	$681,549

Balance, September 30, 2023 (restated)	9,825,000	$982	175,000	$18	$—	$(12,143,385)	$(12,142,385)

Balance, January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Net income	—	$—	—	$—	$—	$7,896,134	$7,896,134

Balance, March 31, 2022	—	$—	10,000,000	$1,000	$—	$(19,671,610)	$(19,670,610)
Remeasurement of Class A ordinary shares subject to possible redemption	—	$—	—	$—	$—	$(769,393)	$(769,393)
Net income	—	$—	—	$—	$—	$5,252,094	$5,252,094

Balance, June 30, 2022	—	$—	10,000,000	$1,000	$—	$(15,188,909)	$(15,187,909)
Remeasurement of Class A ordinary shares subject to possible redemption	—	$—	—	$—	$—	$(1,931,891)	$(1,931,891)
Net income	—	$—	—	$—	$—	$2,220,253	$2,220,253

Balance, September 30, 2022	—	$—	10,000,000	$1,000	$—	$(14,900,547)	$(14,899,547)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Nine Months Ended September 30, 2023 (restated)	For the Nine Months Ended September 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$(3,109,484)	$15,368,481
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(352,129)	(2,558,714)
Change in fair value of warrant liabilities	1,046,666	(14,101,333)
Transaction costs attributable to warrant liabilities	102,000	—
Changes in operating assets and liabilities:
Due to related party	$1,100,212	275,000
Prepaid expenses	78,741	280,480
Accrued expenses	$1,124,208	245,535

Net cash used in operating activities	(9,786)	(490,551)

Cash Flows from Investing Activities
Proceeds received from Trust Account	11,347,734	—

Net cash provided by investing activities	11,347,734	—

Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(11,347,734)	—
Payment of offering costs	—	(70,000)

Net cash used in financing activities	(11,347,734)	(70,000)

Net change in cash	(9,786)	(560,551)
Cash at beginning of the period	31,547	646,558

Cash at end of the period	$21,761	$86,007

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$352,129	$2,701,284

Accrual of deferred underwriting fee payable	$3,000,000	$—

Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	$982	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CORNER GROWTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 (RESTATED)
Note 1—Description of Organization, Business Operations and Liquidity and Going
Concern (Restated)
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
6
, effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit
$10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000, which shall be payable to the underwriter upon consummation of an initial business combination, as originally set forth in the underwriting agreement.
As more fully described in Note 6, o
n June 23, 2023, the Company and the underwriter agreed to terminate the December 20,2022 fee reduction agreement solely upon execution of a side letter in accordance with the duly executed Mutual Termination of Initial Fee Reduction Agreement. On June 23, 2023, in accordance with the duly executed Side Letter to Underwriting Agreement, the Company and the underwriter agreed that the underwriter will irrevocably forfeit $
7,000,000
(instead of $10,000,000) of the aggregate
$
14,000,000
Original Fee that would otherwise be payable to it in cash pursuant to the Underwriting Agreement, resulting in a reduced fee of $
7,000,000
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
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 5, as of September 30, 2023, the Company is indebted to the Sponsor and its affiliates fo
r $
1,622,682
, which represents $
1,342,682
 of operating and formation costs paid by these related parties on the Company’s behalf, along with $
280,000
 of unpaid administrati
ve fe
es. The Sponsor is not under any obligation to make additional expenditures on the
Company’s behalf.

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
Note 2 — Restatement of Previously Issued Financial Statements
The Company determined there was an unrecorded accrued liability related to the deferred underwriting fee payable totaling $
3,000,000
 and an unrecorded adjustment for transaction costs attributable to warrants due to the change in deferred underwriting fee payable incurred in accordance with the duly executed Side Letter to Underwriting Agreement dated June 23, 2023, on the previously issued financial statements as of September 30, 2023 and for the nine months ended September 30, 2023. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality”, and Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections”, the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report the unrecorded liability and unrecorded change in transaction costs. These financial statements restate the Company’s previously issued unaudited consolidated condensed financial statements as of September 30, 2023 and for the nine months ended September 30, 2023. In addition, the duly executed Side Letter to Underwriting Agreement dated June 23, 2023 included additional potential compensation payable to the underwriter (see Note 6). Disclosure of this potential compensation arrangement was omitted from the Original Quarterly Report in error.
While preparing the attached Form 10-Q/A the Company discovered another previously undisclosed agreement. A p ortion of the Founder Shares will be distributed under the Finder’s Fee Arrangement. The Finder’s Fee Arrangement provides for the Sponsor to make a $
2
million cash payment to the third party and provide an option to purchase an economic interest in

2,000,000
membership units of the Sponsor contingent on the consummation of the business acquisition, whic
h option is a
ccounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the business acquisition is consummated as the Sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. The Finder’s Fee Arrangement included potential compensation payable to the third party. Disclosure of this potential compensation arrangement was omitted from the Original Quarterly Report in error.
The impacts to the unaudited consolidated condensed financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 are presented below:

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2023	As Previously Reported	Adjustment	As Restated
Deferred underwriting fee payable	$4,000,000	$3,000,000	$7,000,000
Total Liabilities	9,354,141	3,000,000	12,354,141
Accumulated deficit	(9,143,385)	(3,000,000)	(12,143,385)
Total Shareholders’ Deficit	(9,142,385)	(3,000,000)	(12,142,385)

Unaudited Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2023	As Previously Reported	Adjustment	As Restated
Transaction costs	$—	$(102,000)	$(102,000)
Net income (loss)	(3,007,484)	(102,000)	(3,109,484)
Basic and diluted net income (loss) per Class A redeemable ordinary share	(0.28)	(0.01)	(0.29)
Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	(0.28)	(0.01)	(0.29)

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2023	As Previously Reported	Adjustment	As Restated
Remeasurement of deferred underwriting fee payable	$—	$(3,000,000)	$(3,000,000)
Transaction cost allocation for change in deferred underwrting fee payable	—	102,000	102,000
Net loss	(1,307,781)	(102,000)	$(1,409,781)
Accumulated deficit	(9,143,385)	(3,000,000)	(12,143,385)
Total shareholders’ deficit	(9,142,385)	(3,000,000)	(12,142,385)

Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2023	As Previously Reported	Adjustment	As Restated

Cash Flows from Operating Activities

Net income (loss)	$(3,007,484)	$(102,000)	$(3,109,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Transaction costs attributable to warrant liabilities	—	102,000	102,000

Non-cash financing activities
Accrual of deferred underwriting fee playable	$—	$3,000,00	$3,000,000

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

The Company accounts for any securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Investments—Debt Securities.” These securities are classified as trading securities with unrealized gains or losses recognized through other income. The Company values its securities held in the Trust Account based on quoted prices in active markets (see Note 9 for more information).
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

In December of 2022, in connection with the distribution of funds in the Trust Amount to the Company’s shareholders made in connection with the Extraordinary General Meeting (as defined above), funds were deposited from the Trust Account into an operating bank account and held in cash. As of December 31, 2022, $
3,262,655
of the December 2022 redemption was not paid out to the shareholders and was classified as Due to shareholders on the condensed consolidated balance sheet. In January 2023, upon completion of the distribution of funds in the amount of $
3,262,655
to shareholders made in connection with the Extraordinary General Meeting, the Company re-deposited
the remaining funds into the Trust Account.
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

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 202 3		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A Redeemable	Class A and Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) (Restated)	$27,467	$654,082	$(257,580)	$(2,851,904)	$1,776,202	$444,051	$12,294,785	$3,073,696
Denominator:
Basic and diluted weighted average ordinary shares outstanding	419,938	10,000,000	903,185	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000

Basic and diluted net income (loss) per ordinary share (Restated)	$0.07	$0.07	$(0.29)	$(0.29)	$0.04	$0.04	$0.31	$0.31

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

2
1

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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair val
ue.

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$4,493,902	$

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
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were originally issued on November 13, 2023. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the condensed consolidated financial statements, except as described below.
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

For the three and nine months ended September 30, 2023, we had a net income (loss) of $681,549 and $(3,109,484), respectively, which consisted of $57,747 and $352,129 in earnings and realized gains on marketable securities held in the Trust Account, respectively, a decrease (increase) in the fair value of warrant liabilities of $1,046,667 and $(1,046,666), respectively, $422,865 and $2,312,947 in operating and formation costs, respectively, and $0 and $102,000 in transaction costs, respectively.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the consummation of the business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2023, the Company has entered into a agreement in connection with a potential Business Combination, but the Business Combination has not yet closed, and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any definitive agreements in connection with a Business Combination may also be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination may not close, no stock-based compensation expense should be recognized through September 30, 2023.

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

In connection with Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements included in this Quarterly Report, management identified a material weakness in our internal control over financial reporting due to a lack of effective controls related to the recording and disclosure of accrued and contingent liabilities and their related expenses. This material weakness resulted in a material misstatement of our deferred underwriting fee payable, accumulated deficit, and transaction costs which affect the total liabilities, total shareholders’ deficit, net income (loss) and basic and diluted net income (loss) per Class A redeemable, Class A nonredeemable and Class B ordinary shares as of and for the nine months ended September 30, 2023. The Finder’s fee Arrangement dated April 28, 2023 included potential compensation to the third party (see Note 1). In addition, the duly executed Side Letter to Underwriting Agreement dated June 23, 2023 included potential compensation payable to the underwriter (see Note 6). Disclosure of these potential compensation arrangements were both omitted from the Original Quarterly Report in error.

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