Form 10-K
period 2023-12-31
Corner Growth Acquisition Corp.
filed 2024-04-01
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A ordinary shares, par value $0.0001 per share, held by non-affiliates
of the registrant was $4,493,337 (based on the Nasdaq closing sales price of the ordinary shares on June 30, 2023 of $10.70).
As of April 1
, 2024, there were
10,161,589
Class A ordinary shares, par value $0.0001 per share and
175,000
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

•

“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that are issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

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

•

our officers and directors allocating their time to other businesses (including Corner Growth Acquisition Corp. 2) and potentially having conflicts of interest with our business or in approving our initial business combination;

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

We believe our team’s collective 70+ years of investment experience, over 20-year legacy of investing in growth-stage technology companies alongside leading early-stage venture capital investors and record of helping founders build category-leading technology companies, in addition to our broad industry and geographical reach across our networks, provide us with a substantial competitive advantage in pursuing a wide range of opportunities. See “Risk Factors — Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.”

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

Phase I — from 1960 through the 1980s, was characterized by hardware innovation bolstering computing power;

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

Key technological advances and practices, such as cloud computing, data analytics, machine vision and learning, mobile computing, open source software development, developer-focused software tools, quantum computing and software-defined networking, are examples of a growing array of powerful tools employed by nimble, fast-growing technology companies unburdened with legacy business models or modes of thought, to rapidly disrupt ever-larger sectors of the global economy. Investors able to identify trends and patterns early in the cycle, support strong management teams in executing an accelerated growth plan and furnish the capital and structure to sustain such growth will be well-positioned to share in this phase’s value creation. As of January 2023, we estimate there were more than 700 private U.S. technology companies with a valuation in excess of $1.0 billion, commonly referred to as “unicorns.” In comparison, as of January 2024, we estimate there are more than 800 private U.S. technology companies with a capitalization in excess of $1.0 billion. Corner Ventures, and its predecessor firm, has invested in 20+ “unicorns” to date.

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

Noventiq Business Combination Agreement

On February 9, 2023, the Company issued a press release announcing that, subject to the completion of definitive documentation, the Company entered into a non-binding letter of intent with Softline Holding plc to proceed with a potential business combination that would result in the combined company being publicly-listed on the Nasdaq Stock Market (“Nasdaq”). On May 4, 2023, the Company entered into a definitive business combination agreement by and among the Company, Noventiq Holdings PLC (formerly known as Softline Holding plc), an exempted company limited by shares registered by way of continuation under the laws of the Cayman Islands (“Noventiq”), and Corner Growth SPAC Merger Sub, Inc., a Cayman Islands exempted company and a direct wholly owned subsidiary of the Company.

On December 29, 2023, the Company and the original parties to the definitive business combination agreement entered into an amended and restated business combination agreement (as amended and restated, the “Business Combination Agreement”) by and among the Company, Noventiq, Noventiq Holding Company, a Cayman Islands exempted company (“Parent”), Noventiq Merger 1 Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Parent (“CGAC Merger Sub”), and Corner Growth SPAC Merger Sub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Parent (“Noventiq Merger Sub”). The Business Combination Agreement provides, among other things, that (i) the Company will merge with and into CGAC Merger Sub (the “CGAC Merger”), with CGAC Merger Sub surviving the CGAC Merger as a wholly-owned subsidiary of Parent and (ii) Noventiq Merger Sub will merge with and into Noventiq (the “Noventiq Merger,” and together with the CGAC Merger, the “Mergers”), with Noventiq surviving the Noventiq Merger as a wholly-owned subsidiary of Parent (the transactions contemplated by the foregoing clauses (i) and (ii) the “Proposed Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Proposed Transactions”). As a result of the consummation of the Proposed Transactions,

Noventiq will become a wholly-owned subsidiary of Parent. The aggregate consideration to be paid in the Proposed Transactions to the owners of Noventiq will consist of 31,500,000 Parent’s newly issued Class A ordinary shares, par value $0.0001 per share (the “Parent ordinary shares”). The aggregate consideration to be paid in the Transactions to the shareholders of the Company, assuming no redemptions by public shareholders, will consist of 5,419,938 Parent ordinary shares. Upon consummation of the Proposed Business Combination, Parent will become the public company and the name of the public company will be “Noventiq Holding Company.”

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Noventiq.

The Proposed Business Combination is subject to certain customary closing conditions (See “Conditions to Closing”), such as the prior approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of Noventiq’s shareholders and the effectiveness of the registration statement on Form F-6 registering the ADSs (as defined below). There is no assurance that the Proposed Business Combination will be consummated by the Extended Date (or any such later date of termination approved in accordance with the amended and restated memorandum and articles of association) described in more detail below.

Consideration and Structure

At the effective time of the Noventiq Merger (the “Effective Time”), each ordinary share of Noventiq outstanding immediately prior to the Effective Time (collectively, the “Noventiq Shares”) (other than shares held in treasury of Noventiq or owned by any subsidiary of Noventiq and held by shareholders of Noventiq who have perfected their dissenters’ rights in accordance with Section 238 of the Cayman Act) will be automatically cancelled, extinguished and converted into a number of Parent ordinary shares, equal to the “Exchange Ratio” determined by dividing (A) the Per Share Merger Consideration Value (as defined below) by (B) $10.00; and each outstanding vested and unvested option to purchase Noventiq Shares (“Noventiq Option”) will be assumed and converted into an option to purchase Parent ordinary shares (each a “Rollover Option”). The number of Parent ordinary shares (rounded down to the nearest whole number) that are subject to each Rollover Option shall be equal to the product of (i) the number of Noventiq Shares subject to the Noventiq Option and (ii) the Exchange Ratio, and the exercise price per share of the Rollover Option (rounded up to the nearest whole cent) shall be equal to the quotient obtained by dividing (A) the exercise price per share of the Noventiq Option by (B) the Exchange Ratio. For purposes of the Business Combination Agreement, Noventiq’s equity value is $315,000,000 plus the amount equal to aggregate exercise price of the Noventiq’s options (the “Equity Value”) and the “Per Share Merger Consideration Value” is an amount in dollars equal to the sum of the Equity Value, divided by the number of outstanding shares.

In addition to the foregoing consideration, Noventiq shareholders shall be entitled to receive, as additional consideration, one Class A Contingent Share Right (the “Class A CSRs”), one Class B Contingent Share Right (the “Class B CSRs”) and one Class C Contingent Share Right (the “Class C CSRs” and, together with the Class A CSRs and the Class B CSRs, the “CSRs”), in each case, for each Parent ordinary share issuable to such Noventiq shareholder at the Effective Time pursuant to the Business Combination Agreement, which provide the holders of such CSRs the contingent right to receive additional newly issued Parent ordinary shares (the “Earnout Shares”) upon the occurrence of certain events and subject to certain conditions, as specified under the Business Combination Agreement, during the period from and after the closing of the Proposed Transactions until the fifth anniversary of the closing of the Proposed Transactions (the “Earnout Period”). During the Earnout Period, if New Noventiq experiences a Change of Control (as defined in the Business Combination Agreement), then any Earnout Shares not already earned and issued to the Noventiq shareholders shall be deemed earned and the balance of the Earnout Shares shall be issuable by New Noventiq to the Noventiq shareholders immediately prior to consummation of such Change of Control transaction subject to certain conditions and upon the terms of the Business Combination Agreement.

On June 21, 2023, in connection with the approval of the Founder Conversion Amendment Proposal (as defined below), our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, elected to convert 9,825,000 Class B ordinary shares on a one-for-one basis into Class A ordinary shares, with immediate effect. As of April 1, 2024, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. Of these, 1,500,000 founder shares are subject to forfeiture based on the sum of (i) the amount of gross proceeds raised prior to the Effective Time from additional financings, if any, by the Company and (ii) the cash balance of the Company’s trust account held for the benefit of its public shareholders, but the consummation of the Proposed Transactions is not subject to a minimum amount of additional financing having been raised. At the Effective Time, the founder shares (net of any forfeited shares) will automatically convert into Parent ordinary shares on a one-for-one basis, subject to adjustment, on the terms and conditions provided in the amended and restated memorandum and articles of association. In connection with the conversion, our sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination.

At closing, the sponsor will deliver the lesser of 750,000 Parent ordinary shares and the difference between 1,500,000 and the Closing Sponsor Alignment Shares (as defined in the Business Combination Agreement). At the end of the 180 days following closing, Parent ordinary shares held in escrow will be released according to benchmarks outlined in the Business Combination Agreement. Parent ordinary shares held in escrow, which are not released following the expiration of such 180-day period, shall be forfeited and cancelled.

Representations and Warranties; Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement have agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Noventiq, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Business Combination Agreement will terminate at Closing, except for those covenants and agreements that, by their terms, contemplate performance after Closing. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions and things necessary to consummate the Business Combination.

Transaction Financing

In connection with the Proposed Business Combination and pursuant to the Business Combination Agreement, the Company has agreed to establish a Level 2 ADS facility by entering into a Deposit Agreement with The Bank of New York Mellon (or an affiliate), as depositary, and filing with the SEC a registration statement on Form F-6 registering American Depositary Shares (the “ADSs”), each representing one Parent ordinary share (the “ADS Facility”). See “Certain Related Agreements – ADS Facility” for more information.

Conditions to Closing

Under the Business Combination Agreement, the obligations of each of Noventiq and the Company to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others: (i) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Business Combination Agreement being in effect; (ii) the registration statement/proxy statement to be filed by the Company relating to the Business Combination Agreement and the Business Combination becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), no stop order being issued by the SEC and remaining in effect with respect to the registration statement/proxy statement to be filed by the Company relating to the Business Combination Agreement and the Business Combination, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (iii) the Company’s listing application with Nasdaq for the ADSs having been approved (subject to notice of issuance) and, immediately following the Effective Time, the Company having satisfied any applicable initial and continuing listing requirements of Nasdaq, and the ADS Facility having been established; and (iv) the Noventiq shareholder vote and the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of the Company’s shareholders (the “Company Shareholder Vote”). Although receipt of the Noventiq shareholder vote and the Company Shareholder Vote are conditions to the consummation of the Business Combination, the parties to the Sponsor Support Agreement and the Voting and Support Agreement, respectively, have agreed to vote their shares, which aggregate in each case the requisite number of shares required for the Company Shareholder Vote and the Noventiq shareholder vote, in favor of the Business Combination. See “Certain Related Agreements”.

The obligation of the Company to consummate the Business Combination is also subject to the satisfaction or waiver of certain other closing conditions, including, among others, the absence of a Noventiq Material Adverse Effect (defined in the Business Combination Agreement) since the date of the Proposed Business Combination that is continuing.

Governance

The Business Combination Agreement provides that, as of the Effective Time, the Board of Directors of the Company will consist of nine members, which will be comprised of (i) one director designated by the Sponsor and (ii) eight directors designated by Noventiq. The Business Combination Agreement also provides that, on or prior to Closing, the Company will enter into an agreement with SGI Group Limited, Noventiq’s largest shareholder, entitling SGI Group Limited and its affiliates to nominate, effective from and after the Effective Time, a maximum of 3 directors on the Board of Directors on terms and subject to conditions consistent with Noventiq’s existing relationship agreement with such shareholder.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, but not limited to, (i) by the mutual written consent of the Company and Noventiq; (ii) by the Company, subject to certain exceptions, if any of the representations or warranties made by Noventiq are not true and correct or if Noventiq fails to perform any of its respective covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing) such that certain conditions to the obligations of the Company could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the one-year anniversary of the date of the Business Combination Agreement (the “Outside Date”); (iii) by Noventiq, subject to certain exceptions, if any of the representations or warranties made by the Company or Merger Sub are not true and correct or if the Company or Merger Sub fails to perform any of their covenants or agreements under the Business Combination Agreement (including an obligation to consummate the Closing) such that the conditions to the obligations of Noventiq could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the Outside Date; (iv) by either the Company or Noventiq, if the transactions contemplated by the Business Combination Agreement are not consummated on or prior to the earlier of (A) the date of the deadline for the Company to consummate its initial business combination, as such date may be extended from time to time and (B) the Outside Date, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement; (v) by either the Company or Noventiq, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement and such order or other action shall have become final and nonappealable; or (B) if the Company Shareholder Vote is not obtained; or (vi) by Noventiq in order to enter into a definitive written agreement providing for a Superior Proposal (as defined in the Business Combination Agreement); (vii) by the Company if an Adverse Recommendation Change (as defined in the Business Combination Agreement) shall have occurred.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability with respect to the other parties to the Business Combination Agreement or any further obligation under the Business Combination Agreement, other than customary confidentiality obligations, except in the case of willful breach or fraud, provided that if (i) Noventiq terminates the Business Combination Agreement in order to enter into a definitive written agreement providing for a Superior Proposal or (ii) the Company terminates the Business Combination Agreement if an Adverse Recommendation Change shall have occurred, Noventiq shall pay the Company a termination fee in an amount equal to three per cent (3%) of the Equity Value.

The foregoing description of the Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is attached as Exhibit 2.1 hereto.

Certain Related Agreements

Finder’s Fee Arrangement

In connection with the Proposed Business Combination, a portion of the founder shares will be distributed under an agreement with a third party dated as of April 28, 2023 that constitutes a finder’s fee arrangement (the “Finder’s Fee Arrangement”). The Finder’s Fee Arrangement provides for our sponsor to make a $2 million cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination, which option is accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the Proposed Business Combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the Proposed Business Combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the Proposed Business Combination is consummated as the sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. If the Proposed Business Combination does not close for any reason, and a termination fee is actually paid by Noventiq to the Company, the Sponsor or their affiliates, then the third party will be entitled to receive a $2,000,000 cash payment. Not withstanding the foregoing, to the extent the termination fee is not sufficient to cover the $2,000,000 cash payment, then the Sponsor and the third party will share the balance in an amount to be reasonably agreed to at the time. The Finder’s Fee Arrangement included potential compensation payable to the third party.

On March 14, 2024, the Finder’s fee Arrangement was amended and restated which no longer provides the third party an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination. Instead, the parties have agreed that once the Sponsor has received ordinary shares from a successfully completed transaction and any earnouts or other contingent releases thereto, it shall distribute shares to the third party in accordance with the terms and conditions of the Sponsor operating agreement and the Amended and Restated Business Combination Agreement. In addition, the $2,000,000 cash payment to third party will be paid by Noventiq instead of the Sponsor and will be denominated as a Company transaction expense. In the event the Proposed Business Combination is not consummated and the Sponsor receives a termination fee, the third party shall receive $1,000,000 as complete satisfaction of the cash payment.

ADS Facility

Following the Closing, each holder of Parent ordinary shares will be able to deposit such holder’s shares into the ADS Facility and receive ADSs, which are expected to trade on Nasdaq under the symbol “NVIQ.” Following the Closing, the Company’s outstanding warrants, issued under a Warrant Agreement, dated December 16, 2020, by and between the Company and Continental Stock Transfer & Trust Company, will remain outstanding and are expected to continue trading on Nasdaq. In connection with the Closing, the ADSs, each representing one Parent ordinary share, are expected to be listed on Nasdaq as of the Effective Time.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, our sponsor entered into a support agreement with the Company and Noventiq (the “Sponsor Support Agreement”), pursuant to which the sponsor has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby; (ii) not to solicit, initiate, submit, facilitate (including by means of furnishing or disclosing information), discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with any third-party with respect to a CGAC Acquisition Proposal (as defined in the Sponsor Support Agreement); (iii) be bound by certain transfer restrictions with respect to its shares in the Company prior to the closing of the Proposed Business Combination; (iv) not to transfer any of the Restricted Securities (as defined in the Sponsor Support Agreement) from and after the closing of the Proposed Transactions and until the earlier of (A) the six (6) month anniversary of the closing date of the Proposed Transactions and (B) the date following the closing date of the Proposed Transactions on which the Company completes a Liquidity Event (as defined in the Sponsor Support Agreement).

Voting and Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Noventiq and certain shareholders of Noventiq (collectively, the “Noventiq Supporting Shareholders”) duly executed and delivered to the Company a support agreement (the “Voting and Support Agreement”), pursuant to which each Noventiq Supporting Shareholder agreed to, among other things, (i) the Business Combination and the adoption of the Business Combination Agreement any other matters necessary or reasonably requested by Noventiq for consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement, (ii) not to transfer any Noventiq Shares on or prior to the closing of the Proposed Transactions (subject to the exceptions set forth therein), and (ii) to a lock-up of the Noventiq Shares from and after the closing of the Proposed Transactions and until the earlier of (A) the six (6) month anniversary of the closing date of the Proposed Transactions and (B) the date following the closing date of the Proposed Transactions on which the Company completes a Liquidity Event (as defined in the Voting and Support Agreement).

The Business Combination Agreement contemplates that, at or prior to the Closing, the Company, the Sponsor Parties and certain Noventiq shareholders will enter into the Registration Rights Agreement, pursuant to which, among other things, the Sponsor and such Noventiq shareholders will be granted certain registration rights with respect to their respective Parent ordinary shares, in each case, subject to the terms and conditions set forth in the Registration Rights Agreement.

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

Our affiliates manage numerous investment vehicles, including Corner Growth Acquisition Corp. 2 (“Corner Growth 2”) a special purpose acquisition company that has closed its initial public offering. Like us, Corner Growth 2 has focused its search for a target business in the technology industry in the United States and other developed countries. Accordingly, Corner Growth 2 may compete with us for acquisition opportunities. In addition, each of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Corner Growth 2, pursuant to which such officer or director is, or will be, required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

On December 20, 2022, the Company held an extraordinary general meeting (the “December 2022 Extraordinary General Meeting”), to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from December 21, 2022 to June 21, 2023 (the “December 2022 Extension Amendment Proposal”). The shareholders of the Company approved the December 2022 Extension Amendment Proposal and on December 28, 2022, the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands. In connection with the December 2022 Extraordinary General Meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the trust account not previously withdrawn. In January 2023, the Company made redemption payments of $3,262,655 out of the trust account that were due to the redeeming shareholders who elected to redeem their shares as part of the December 2022 Extraordinary General Meeting. This amount was reflected as due to shareholders in the accompanying condensed consolidated balance sheet as of December 31, 2022. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding until the June 2023 Extraordinary General Meeting further described below.

On June 15, 2023, the Company held an extraordinary general meeting of shareholders, which was adjourned and reconvened on June 20, 2023 (the “June 2023 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from June 21, 2023 to March 20, 2024 or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (such proposal, the “June 2023 Extension Amendment Proposal”), (ii) eliminate from the amended and restated memorandum and articles of association the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in the Initial Public Offering to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”) and (iii) amend the Company’s amended and restated memorandum and articles of association to provide that Class B ordinary shares may be converted either at the time of the consummation of the Company’s initial business combination or at any earlier date at the option of the holders of Class B ordinary shares (the “Founder Conversion Amendment Proposal”). The shareholders of the Company approved the June 2023 Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal at the Extension Meeting and on June 21, 2023, the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the June 2023 Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal, shareholders elected to redeem 771,499 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $8,085,078, or approximately $10.48 per share which includes $370,088 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 419,938 Class A ordinary shares remained issued and outstanding until the February 2024 Extraordinary General Meeting further described below.

On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares and the Company will have an aggregate of 10,244,938 shares of Class A ordinary shares issued and outstanding (419,938 of which are subject to possible redemption) and 175,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination.

On December 18, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company’s securities (units, shares and warrants) would be subject to suspension and delisting from the Nasdaq Capital Market at the opening of business on December 27, 2023, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company timely requested a hearing before the Nasdaq Hearings Panel to appeal the notice.

Nasdaq granted the Company’s hearing request, which hearing request stayed the suspension of trading of the Company’s securities on The Nasdaq Capital Market until the hearing process concluded and the Nasdaq Hearings Panel issued a written decision. A hearing on the matter was held on March 14, 2024.

On March 15, 2024, the Nasdaq Hearings Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until June 17, 2024 in view of the Company’s substantial steps toward closing its previously announced initial business combination and its plan for achieving compliance with Nasdaq listing rules upon closing of the transaction for listing on The Nasdaq Capital Market.

On February 29, 2024, the Company held an extraordinary general meeting of shareholders (the “February 2024 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from March 20, 2024 to June 30, 2024 (the “Extended Date”) or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (such proposal, the “February 2024 Extension Amendment Proposal” and, together with the December 2020 Extension Amendment Proposal and the June 2023 Extension Amendment Proposal, the “Extension Proposals”). The shareholders of the Company approved the February 2024 Extension Amendment Proposal and the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the February 2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share which includes $78,018 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 10,161,589 Class A ordinary shares remained issued and outstanding.

The initial shareholders have agreed not to propose an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Class A ordinary shares if the Company does not complete a business combination by the Extended Date (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a business combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete a business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the trust account in the event the Company does not complete a business combination during the Combination Period and, in such event, such amount will be included with the other funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only the $10.00 per share initially held in the trust account. In order to protect the amounts held in the trust account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

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

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities (including Corner Growth 2). As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he, she or it has then- current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Financial Position

The net proceeds from our Initial Public Offering and the sale of the private placement warrants provided us with $388,633,920 (after taking into account $14,000,000, of deferred underwriting commissions then held in the trust account and the estimated non-reimbursed expenses of our Initial Public Offering). In connection with a vote to approve the December 2022 Extension Amendment Proposal, the holders of 38,808,563 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.14 per share, for an aggregate redemption amount of approximately $393,676,799. In connection with a vote to approve the June 2023 Extension Amendment Proposal, the holders of 771,499 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.48 per share, for an aggregate redemption amount of approximately $8,085,078. In connection with the February 2024 Extension Amendment Proposal, the holders of 83,349 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $911,508. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $3,681,000. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. The Company accounted for this forfeiture during the fourth calendar quarter of the year ended December 31, 2022. As more fully described in Note 5, on June 23, 2023, the Company and the underwriter agreed to terminate the December 20,2022 fee reduction agreement solely upon execution of a side letter. On June 23, 2023, in accordance with the duly executed side letter, the Company and the underwriter agreed that the underwriter will irrevocably forfeit $7,000,000 (instead of $10,000,000) of the aggregate $14,000,000 Original Fee that would otherwise be payable to it in cash pursuant to the Underwriting Agreement, resulting in a reduced fee of $7,000,000, which shall be payable in cash by the Company to the underwriter upon consummation of a business combination, as originally set forth in the underwriting agreement. To complete our initial business combination we will seek a flexible approach to use the most efficient combination of cash, debt, or equity securities that will allow us to tailor the consideration to be paid to the target business to fit its particular needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance that it will be available to us.

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

In connection with the Proposed Business Combination, a portion of the founder shares will be distributed under the Finder’s Fee Arrangement. The Finder’s Fee Arrangement provides for our sponsor to make a $2,000,000 million cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination, which option is accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the Proposed Business Combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the Proposed Business Combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the Proposed Business Combination is consummated as the sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. If the Proposed Business Combination does not close for any reason, and a termination fee is actually paid by Noventiq to the Company, the Sponsor or their affiliates, then the third party will be entitled to receive a $2,000,000 cash payment. Not withstanding the foregoing, to the extent the termination fee is not sufficient to cover the $2,000,000 cash payment, then the Sponsor and the third party will share the balance in an amount to be reasonably agreed to at the time. The Finder’s Fee Arrangement included potential compensation payable to the third party.

On March 14, 2024, the Finder’s fee Arrangement was amended and restated which no longer provides the third party an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination. Instead, the parties have agreed that once the Sponsor has received ordinary shares from a successfully completed transaction and any earnouts or other contingent releases thereto, it shall distribute shares to the third party in accordance with the terms and conditions of the Sponsor operating agreement and the Amended and Restated Business Combination Agreement. In addition, the $2,000,000 cash payment to third party will be paid by Noventiq instead of the Sponsor and will be denominated as a Company transaction expense. In the event the Proposed Business Combination is not consummated and the Sponsor receives a termination fee, the third party shall receive $1,000,000 as complete satisfaction of the cash payment.

While we do not presently anticipate engaging additional services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

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

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, which redemptions would be separate from and in addition to redemptions we have already conducted in connection with the Extension Proposals, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, the voting of our initial shareholders’ founder shares in favor of our initial business combination will suffice to approve such initial business combination and we will not need any of the 336,589 outstanding Class A ordinary shares subject to possible redemption to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) any shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Limitation on Redemption upon Completion of Our Initial Business Combination

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, which redemptions would be separate from and in addition to redemptions we have already conducted in connection with the Extension Proposals, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until June 30, 2024.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until June 30, 2024 to consummate an initial business combination. At the February 29, 2024 Extraordinary General Meeting, shareholders approved the February 2024 Extension Amendment Proposal which amended the Company’s amended and restated memorandum and articles of association to extend the date that the Company has to consummate a business combination to June 30, 2024. At the If we have not consummated an initial business combination by June 30, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by June 30, 2024. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by June 30, 2024 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

If necessary, we expect that costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $21,631 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We have access to approximately $122,000 from our Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including funds from the trust account available to pay dissolution costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by June 30, 2024, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by June 30, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•

The requirement that we consummate an initial business combination by June 30, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that could produce value for our shareholders.

•

We may not be able to consummate an initial business combination by June 30, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

•

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to enter into transactions in our securities and subject us and them to additional trading restrictions.

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

•

Our executive officers and directors will allocate their time to other businesses, including Corner Growth 2, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•

Our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Corner Growth 2, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

Our initial shareholders owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our Initial Public Offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. As a result, the voting of our initial shareholders’ founder shares in favor of our initial business combination will suffice to approve such initial business combination and we will not need any of the 336,589 outstanding Class A ordinary shares subject to possible redemption to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will ensure that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net worth or cash balance to be less than any amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we consummate an initial business combination by June 30, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by June 30, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

The SEC has recently enacted final rules impacting special purpose acquisition companies that could increase the Company’s costs, cause the Business Combination to be less attractive to the Company’s shareholders or constrain circumstances under which it could be completed.

On January 24, 2024, the SEC issued final rules (“Final Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete the Business Combination and may increase the costs and time related thereto.

In adopting the Final Rules, SEC did not adopt the proposed safe harbor but did provide guidance on activities that may raise concerns as to investment company status:

1.

Nature of SPAC assets and income. For instance, a SPAC that owns or proposes to acquire 40% or more of its total assets in investment securities or a SPAC whose income is substantially derived from such assets would likely be considered an investment company. Holding U.S. government securities, U.S. registered money market funds and cash items, as is customary for SPACs during the period between the SPAC IPO and de-SPAC transaction, should not result in investment company status.

2.

Management activities. Certain activities of the SPAC’s officers, directors and employees may be factors in the investment company determination, such as spending a considerable amount of time in managing the SPAC’s portfolio to achieve returns and not actively seeking a de-SPAC transaction.

3.

Duration. While the SEC does not offer a bright line rule as to the duration of the SPAC, if a SPAC continues to operate without completing a de-SPAC transaction and its assets are substantially composed of, and its income derived from, securities, its activities may be more difficult to distinguish from those of an investment company. The SEC guidance indicated that the 12-month safe harbor for transient investment companies under Rule 3a-2 and the 18-month limit contemplated by Rule 419 were relevant analogies in analyzing the investment company status of a SPAC and that the further a SPAC operated beyond those timelines, the greater the investment company concerns would be, depending on the overall facts and circumstances.

4.	Holding out. If the SPAC holds itself out as primarily engaged in investing, reinvesting or trading in securities, it will likely be considered an investment company.

5.	Merging with an investment company. If the target company in a de-SPAC transaction is an investment company, the SPAC is likely to be considered an investment company.

Notwithstanding the foregoing guidance, there remains uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, which does not complete its initial business combination within 24 months from the effective date of its IPO registration statement. As indicated above, we completed the Initial Public Offering in December 2020 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 27 months after the effective date of the Initial Public Offering, as of the date of Annual Report on Form 10-K). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the trust account have, since the Initial Public Offering, been held only in cash or U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company on March 28, 2024 we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) in anticipation of the closing of our initial business combination, until the earliest of the Company’s completion of an initial business combination or June 30, 2024, as applicable. Following such liquidation of the assets in the trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

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

We may not be able to consummate an initial business combination by June 30, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial business combination by June 30, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. Such risks (e.g., terrorist attacks, war, natural disasters or a significant outbreak of other infectious diseases) may also negatively impact businesses we may seek to acquire.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by June 30, 2024, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by June 30, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until June 30, 2024, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2023, we had $21,631 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate until June 30, 2024; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent, such as the Letter of Intent, where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by June 30, 2024, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, due to claims of such creditors, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account. Pursuant to the letter agreement the form of which is filed as an exhibit to this Annual Report on Form 10-K, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If we have not consummated an initial business combination by June 30, 2024, our public shareholders may be forced to wait beyond June 30, 2024 before redemption from our trust account.

If we have not consummated an initial business combination by June 30, 2024, the proceeds then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond June 30, 2024 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

While there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors, the Nasdaq corporate governance requirements require us to hold an annual general meeting within one year after our first full fiscal year end following our listing on the Nasdaq. We have not yet held an annual general meeting, and may not do so until after the consummation of our initial business combination. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.

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

The net proceeds from our Initial Public Offering and the sale of the private placement warrants provided us with $388,633,920 (after taking into account $14,000,000, of deferred underwriting commissions then held in the trust account and the estimated non-reimbursed expenses of our Initial Public Offering). In connection with a vote to approve the December 2022 Extension Amendment Proposal, the holders of 38,808,563 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.14 per share, for an aggregate redemption amount of $393,676,799. In connection with a vote to approve the June 2023 Extension Amendment Proposal, the holders of 771,499 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.48 per share, for an aggregate redemption amount of $8,085,078. In connection with the February 2024 Extension Amendment Proposal, the holders of 83,349 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.94 per share, for an aggregate redemption amount of approximately $911,508. After the satisfaction of such redemptions, the balance in the Company’s trust account was $3,680,951. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. The Company accounted for this forfeiture during the fourth calendar quarter of the year ended December 31, 2022. As more fully described in Note 5, on June 23, 2023, the Company and the underwriter agreed to terminate the December 20, 2022 fee reduction agreement solely upon execution of a side letter. On June 23, 2023, in accordance with the duly executed side letter, the Company and the underwriter agreed that the underwriter will irrevocably forfeit $7,000,000 (instead of $10,000,000) of the aggregate $14,000,000 Original Fee that would otherwise be payable to it in cash pursuant to the Underwriting Agreement, resulting in a reduced fee of $7,000,000, which shall be payable in cash by the Company to the underwriter upon consummation of a business combination, as originally set forth in the underwriting agreement.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares and the Company will have an aggregate of 10,244,938 shares of Class A ordinary shares issued and outstanding (419,938 of which are subject to possible redemption) and 175,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased an aggregate of 7,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($11,400,000 in the aggregate), in a private placement that closed simultaneously with the Initial Public Offering. If we do not consummate an initial business combination by June 30, 2024, the private placement warrants will expire worthless. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration and shareholder rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as June 30, 2024 nears, which is the deadline for our consummation of an initial business combination.

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

Our executive officers and directors allocate their time to other businesses (including Corner Growth 2) thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. In particular, an affiliate of our sponsor and our officers and directors participated in the formation of and/or are actively engaged in the management of Corner Growth 2. Like us Corner Growth 2 is focused on the technology sector. In addition, our founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities, including Corner Growth 2, may compete with us for business combination opportunities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs that may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Corner Growth 2, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including fiduciary and contractual duties to Corner Growth 2, pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

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

Following the approval of the February 2024 Extension Amendment Proposal, our initial shareholders own, on an as-converted basis, 96.74% of our issued and outstanding Class A ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units or Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

On December 18, 2023, we received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that our securities (units, shares and warrants) would be subject to suspension and delisting from the Nasdaq Capital Market at the opening of business on December 27, 2023, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

We timely requested a hearing before the Nasdaq Hearings Panel to appeal the notice. Nasdaq granted our hearing request, which hearing request stayed the suspension of trading of our securities on The Nasdaq Capital Market until the hearing process concluded and the Nasdaq Hearings Panel issued a written decision. A hearing on the matter was held on March 14, 2024.

On March 15, 2024, the Nasdaq Hearings Panel issued written notice of its decision to grant tour request for an exception to our listing deficiencies until June 17, 2024 in view of our substantial steps toward closing our previously announced business combination and our plan for achieving compliance with Nasdaq listing rules upon closing of the transaction for listing on The Nasdaq Capital Market.

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

We do not believe that our anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held in cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on March 28, 2024 we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts). The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by June 30, 2024, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

As previously disclosed, management identified a material weakness in our internal control over financial reporting due to a lack of effective controls related to the recording and disclosure of accrued and contingent liabilities and their related expenses. This material weakness resulted in a material misstatement of our deferred underwriting fee payable, accumulated deficit, and transaction costs which affect the total liabilities, total shareholders’ deficit, net income (loss) and basic and diluted net income (loss) per Class A redeemable, Class A nonredeemable and Class B ordinary shares as of and for the nine months ended September 30, 2023. Management also identified a material weakness in our internal controls around the communication by executive management of all material agreements. This material weakness resulted in a material misstatement of our accumulated deficit and transaction costs which affect the total liabilities, total shareholders’ deficit, net income (loss) and basic and diluted net income (loss) per Class A redeemable, Class A nonredeemable and Class B ordinary shares as of and for the three and nine months ended September 30, 2023

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable procedures to accrue and record liabilities, we plan to enhance these processes by increasing the communication between executive management and those responsible for accounting and reporting of all executed agreements that apply to our financial statements. Our plans at this time include increased communication among our executive management and accounting personnel through conducting on-site meetings, virtual meetings the execution of meeting minutes and completion of procedural checklists. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

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

The restatement of our financial statements in January 2022 and January 2024 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without robust investments in data security protection, we may be vulnerable against such occurrences. As such, we may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of the financial statements included herein. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of the financial statements included herein. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after June 21, 2023, our scheduled liquidation date if we do not complete the initial business combination prior to such date.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats for our Company, if any, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

On December 31, 2023, there was one holder of record of our units, two holders of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Concurrently with the closing of the Initial Public Offering, our sponsor purchased 7,600,000 private placement warrants at a price of $1.50 per private placement warrant, generating proceeds of $11,400,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the Initial Public Offering held in the trust account. If the company does not complete an initial business combination by June 30, 2024, the private placement warrants will expire worthless. The private placement warrants are substantially similar to the warrants underlying the units issued in the Initial Public Offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. The sponsor and the company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of underwriting discounts and commissions, which will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $400,000,000 of the net proceeds from our Initial Public Offering and the private placement of the private placement warrants (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. Effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. The Company accounted for this forfeiture during the fourth calendar quarter of the year ended December 31, 2022. As more fully described in Note 5, on June 23, 2023, the Company and the underwriter agreed to terminate the December 20,2022 fee reduction agreement solely upon execution of a side letter. On June 23, 2023, in accordance with the duly executed side letter, the Company and the underwriter agreed that the underwriter will irrevocably forfeit $7,000,000 (instead of $10,000,000) of the aggregate $14,000,000 Original Fee that would otherwise be payable to it in cash pursuant to the Underwriting Agreement, resulting in a reduced fee of $7,000,000, which shall be payable in cash by the Company to the underwriter upon consummation of a business combination, as originally set forth in the underwriting agreement. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in cash in the trust account.

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

On December 29, 2023, the Company and the original parties to the definitive business combination agreement entered into an amended and restated business combination agreement (as amended and restarted, the “Business Combination Agreement”) by and among the Company, Noventiq, Noventiq Holding Company, a Cayman Islands exempted company (“Parent”), Noventiq Merger 1 Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Parent (“CGAC Merger Sub”), and Corner Growth SPAC Merger Sub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Parent (“Noventiq Merger Sub”). The Business Combination Agreement provides, among other things, that (i) the Company will merge with and into CGAC Merger Sub (the “CGAC Merger”), with CGAC Merger Sub surviving the CGAC Merger as a wholly-owned subsidiary of Parent and (ii) Noventiq Merger Sub will merge with and into Noventiq (the “Noventiq Merger,” and together with the CGAC Merger, the “Mergers”), with Noventiq surviving the Noventiq Merger as a wholly-owned subsidiary of Parent (the transactions contemplated by the foregoing clauses (i) and (ii) the “Proposed Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Proposed Transactions”). As a result of the consummation of the Proposed Transactions, Noventiq will become a wholly-owned subsidiary of Parent. The aggregate consideration to be paid in the Proposed Transactions to the owners of Noventiq will consist of 31,500,000 Parent’s newly issued Class A ordinary shares, par value $0.0001 per share (the “Parent ordinary shares”). The aggregate consideration to be paid in the Transactions to the shareholders of the Company, assuming no redemptions by public shareholders, will consist of 5,419,938 Parent ordinary shares. Upon consummation of the Proposed Business Combination, Parent will become the public company and the name of the public company will be “Noventiq Holding Company.”

Recent Developments

On December 18, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company’s securities (units, shares and warrants) would be subject to suspension and delisting from the Nasdaq Capital Market at the opening of business on December 27, 2023, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

The Company timely requested a hearing before the Nasdaq Hearings Panel to appeal the notice. Nasdaq granted the Company’s hearing request, which hearing request stayed the suspension of trading of the Company’s securities on The Nasdaq Capital Market until the hearing process concluded and the Nasdaq Hearings Panel issued a written decision. A hearing on the matter was held on March 14, 2024.

On March 15, 2024, the Nasdaq Hearings Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until June 17, 2024 in view of the Company’s substantial steps toward closing its previously announced initial business combination and its plan for achieving compliance with Nasdaq listing rules upon closing of the transaction for listing on The Nasdaq Capital Market.

On February 29, 2024, the Company held an extraordinary general meeting of shareholders (the “February 2024 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from March 20, 2024 to June 30, 2024 (the “Extended Date”) or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (such proposal, the “February 2024 Extension Amendment Proposal”). The shareholders of the Company approved the February 2024 Extension Amendment Proposal and the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the March 2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share which includes $78,018 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 10,161,589 Class A ordinary shares remained issued and outstanding.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying financial statements, at December 31, 2023, we had $21,631 our operating bank account, and negative working capital of $4,284,613, and $354,137 of earnings and realized gain on marketable securities held in the trust account. We expect to continue to incur significant costs in pursuit of our initial business combination plans.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of the financial statements included herein. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of the financial statements included herein. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after June 30, 2024, our scheduled liquidation date if we do not complete the initial business combination prior to such date.

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 419,938 and 1,191,437 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet, respectively.

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

During 2023, there were payments to Class A ordinary shareholders subject to possible redemption in the amount of $11,347,734. The fair value of Class A ordinary shareholders subject to possible redemption was increased by 411,744 from earnings and realized gain on marketable securities held in trust account.

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

Results of Operations

All activity during the year ended December 31, 2023, was for a search for initial business combination candidates. As of December 31, 2023, $21,631 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2023, we had a net loss of $3,921,719, which consisted of $3,561,597 in general and administrative costs, $102,000 transaction costs and change in the fair value of warrant liabilities of $669,866, offset by $411,744 in earnings and realized gains on marketable securities held in the trust account.

For the year ended December 31, 2022, we had a net income of $17,687,623, which consisted of $1,965,458 in general and administrative costs offset by $5,761,081 in earnings and realized gains on marketable securities held in the trust account and change in the fair value of warrant liabilities of $13,892,000.

The increase in general and administrative costs in 2023 is due to expenses related to the proposed business combination and other extension related costs.

Related Party Transactions

Founder Shares

On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares and the Company will have an aggregate of 10,244,938 shares of Class A ordinary shares issued and outstanding (419,938 of which are subject to possible redemption) and 175,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the Initial Public Offering held in the trust account. If we do not complete a business combination by June 30, 2024, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees.

Our sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination.

Related Party Loans

On October 28, 2020, the sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. On October 27, 2020 and December 17, 2020, the Company borrowed $115,000 and $55,000, respectively, under the Note. On December 22, 2020, the Company repaid the Note in full. As of December 31, 2023, the Company had no outstanding balance under the Note.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2023 and December 31, 2022, there were no outstanding Working Capital Loans under this arrangement.

As of December 31, 2023 and December 31, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,630,848 and $202,500, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the balance sheets as of December 31, 2023 and December 31, 2022. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a business combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We incurred $0 and $480,000 in these fees for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, there were $280,000 and $320,000 in fees outstanding for these services. This is reflected in due to related party on the balance sheet.

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

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,933,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2023 and 2022. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Finder’s Fee Arrangement

In connection with the Proposed Business Combination, a portion of the founder shares will be distributed under an agreement with a third party dated as of April 28, 2023 that constitutes a finder’s fee arrangement (the “Finder’s Fee Arrangement”). The Finder’s Fee Arrangement provides for our sponsor to make a $2,000,000 cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination, which are accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the Proposed Business Combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the Proposed Business Combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the Proposed Business Combination is consummated as the sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. If the Proposed Business Combination does not close for any reason, and a termination fee is actually paid by Noventiq to the Company, the Sponsor or their affiliates, then the third party will be entitled to receive a $2,000,000 cash payment. Not withstanding the foregoing, to the extent the termination fee is not sufficient to cover the $2,000,000 cash payment, then the Sponsor and the third party will share the balance in an amount to be reasonably agreed to at the time.

On March 14, 2024, the Finder’s fee Arrangement was amended and restated which no longer provides the third party an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination. Instead, the parties have agreed that once the Sponsor has received ordinary shares from a successfully completed transaction and any earnouts or other contingent releases thereto, it shall distribute shares to the third party in accordance with the terms and conditions of the Sponsor operating agreement and the Amended and Restated Business Combination Agreement. In addition, the $2,000,000 cash payment to third party will be paid by Noventiq instead of the Sponsor and will be denominated as a Company transaction expense. In the event the Proposed Business Combination is not consummated and the Sponsor receives a termination fee, the third party shall receive $1,000,000 as complete satisfaction of the cash payment. The Finder’s Fee Arrangement included potential compensation payable to the third party.

ADS Facility

In connection with the Proposed Business Combination and pursuant to the Business Combination Agreement, the Company has agreed to establish a Level 2 ADS facility by entering into a Deposit Agreement with The Bank of New York Mellon (or an affiliate), as depositary, and filing with the SEC a registration statement on Form F-6 registering American Depositary Shares (the “ADSs”), each representing one Parent ordinary share (the “ADS Facility”).

Following the Closing, each holder of Parent ordinary shares will be able to deposit such holder’s shares into the ADS Facility and receive ADSs, which are expected to trade on Nasdaq under the symbol “NVIQ.” Following the Closing, the Company’s outstanding warrants, issued under a Warrant Agreement, dated December 16, 2020, by and between the Company and Continental Stock Transfer & Trust Company, will remain outstanding and are expected to continue trading on Nasdaq. In connection with the Closing, the ADSs, each representing one Parent ordinary share, are expected to be listed on Nasdaq as of the Effective Time.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, our sponsor entered into a support agreement with the Company and Noventiq (the “Sponsor Support Agreement”), pursuant to which the sponsor has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby; (ii) not to solicit, initiate, submit, facilitate (including by means of furnishing or disclosing information), discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with any third-party with respect to a CGAC Acquisition Proposal (as defined in the Sponsor Support Agreement); (iii) be bound by certain transfer restrictions with respect to its shares in the Company prior to the closing of the Proposed Business Combination; (iv) not to transfer any of the Restricted Securities (as defined in the Sponsor Support Agreement) from and after the closing of the Proposed Transactions and until the earlier of (A) the six (6) month anniversary of the closing date of the Proposed Transactions and (B) the date following the closing date of the Proposed Transactions on which the Company completes a Liquidity Event (as defined in the Sponsor Support Agreement).

Voting and Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Noventiq and certain shareholders of Noventiq (collectively, the “Noventiq Supporting Shareholders”) duly executed and delivered to the Company a support agreement (the “Voting and Support Agreement”), pursuant to which each Noventiq Supporting Shareholder agreed to, among other things, (i) the Business Combination and the adoption of the Business Combination Agreement any other matters necessary or reasonably requested by Noventiq for consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement, (ii) not to transfer any Noventiq Shares on or prior to the closing of the Proposed Transactions (subject to the exceptions set forth therein), and (ii) to a lock-up of the Noventiq Shares from and after the closing of the Proposed Transactions and until the earlier of (A) the six (6) month anniversary of the closing date of the Proposed Transactions and (B) the date following the closing date of the Proposed Transactions on which the Company completes a Liquidity Event (as defined in the Voting and Support Agreement).

The Business Combination Agreement contemplates that, at or prior to the Closing, the Company, the Sponsor Parties and certain Noventiq shareholders will enter into the Registration Rights Agreement, pursuant to which, among other things, the Sponsor and such Noventiq shareholders will be granted certain registration rights with respect to their respective Parent ordinary shares, in each case, subject to the terms and conditions set forth in the Registration Rights Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Our management has concluded that the internal control procedures around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. Furthermore, management identified a material weakness in its internal control over financial reporting due to a lack of effective controls related to the recording and disclosure of accrued and contingent liabilities and their related expenses. In addition, the Company’s management has concluded that the controls around the communication by executive management of all material agreements were not effectively designed or maintained. To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, research materials and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. While we have processes to identify and appropriately apply applicable procedures to accrue and record liabilities, we plan to enhance these processes by increasing the communication between executive management and those responsible for accounting and reporting of all executed agreements that apply to our financial statements. Our plans at this time include increased communication among our executive management and accounting personnel through conducting on-site meetings, virtual meetings the execution of meeting minutes and completion of procedural checklists. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers identified a material weakness in our internal control over financial reporting due to a lack of effective controls related to the recording and disclosure of accrued and contingent liabilities and their related expenses. This material weakness resulted in a material misstatement of our deferred underwriting fee payable, accumulated deficit, and transaction costs which affect the total liabilities, total shareholders’ deficit, net income (loss) and basic and diluted net income (loss) per Class A redeemable, Class A nonredeemable and Class B ordinary shares as of and for the nine months ended September 30, 2023. Management also identified a material weakness in our internal controls around the communication by executive management of all material agreements. This material weakness resulted in a material misstatement of our accumulated deficit and transaction costs which affect the total liabilities, total shareholders’ deficit, net income (loss) and basic and diluted net income (loss) per Class A reedemable, Class A nonredeemable and Class B ordinary shares as of and for the three and nine months ended September 30, 2023. As previously noted, we identified material weaknesses in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our Initial Public Offering in December 2020, the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our Initial Public Offering and the restatement of our earnings per share calculation. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. These material weaknesses resulted in a material misstatement of our warrant liabilities and related financial disclosures, the initial carrying value of the Class A ordinary shares subject to possible redemption and our earnings per share calculation for the affected periods.

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

Item 9b.	Other Information

None.

Item 9c.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
John Cadeddu	57	Co-Chairman and Director
Marvin Tien	49	Co-Chairman, Chief Executive Officer and Director
Alexandre Balkanski	63	Director
John Mulkey	50	Director
Jason Park	47	Director
Jane Mathieu	49	President
Jerome “Jerry” Letter	49	Chief Financial Officer and Chief Operating Officer
David Kutcher	41	Chief Investment Officer
Kevin Tanaka	33	Director of Corporate Development

John Cadeddu, has served as our Co-Chairman and member of our board of directors since October 2020. He is currently a General Partner and Managing Director of Corner Ventures and co-founded its predecessor firm, DAG Ventures. Mr. Cadeddu also serves as Co-Chairman and a director of Corner Growth 2. From 2004 to 2016, DAG Ventures raised in excess of $1.6 billion over five funds, and Mr. Cadeddu sourced many of DAG Ventures’ most successful investments, including Ambarella, Inc. (NASDAQ: AMBA), Bloom Energy Corporation (NYSE: BE), Clearwell Systems, Inc. (acquired by Symantec), Eventbrite, Inc. (NYSE: EB), FireEye, Inc. (NASDAQ: FEYE), Glassdoor, Inc. (acquired by Recruit Holdings Co., Ltd.), Grubhub Inc. (NASDAQ: GRUB), iZettle AB (acquired by PayPal), Jasper Technologies, Inc. (acquired by Cisco), LearnVest, Inc. (acquired by Northwest Mutual), Nextdoor, 1Life Healthcare, Inc. (NASDAQ: ONEM), OptiMedica Corporation (acquired by AMO), Silver Peak Systems, Inc. (acquired by HPE), Wealthfront Inc., WeWork Companies Inc., Wix.com Ltd. (NASDAQ: WIX), Xoom Corporation (listed as XOOM on the Nasdaq Global Select Market prior to being acquired by PayPal) and Yelp Inc. (NYSE: YELP). From 1999 to 2004, Mr. Cadeddu worked at Duff Ackerman & Goodrich, a telecommunications-focused private equity firm. Prior to Duff Ackerman & Goodrich, Mr. Cadeddu worked at Tandem Computers, Octel Communications, JP Morgan and Amsterdam Pacific. Mr. Cadeddu serves on the board of directors of Beewise Technologies Ltd., Get Fabric Ltd., and Picarro. He is also a board observer at Twin Health, Solv Health Inc. and Wealthfront Inc. He has previously served as board member or board observer at Ambarella Inc., Bloom Energy Corporation, EventBrite, Inc., FireEye, Inc., Glassdoor, Inc., GrubHub Inc., Mint Software Inc., 1Life Healthcare, Inc., Pacific BioSciences of California, Inc., Silver Peak Systems, Inc. and Xoom Corporation. Mr. Cadeddu is a graduate of Harvard University and received his MBA from the Stanford University Graduate School of Business. We believe Mr. Cadeddu’s substantial experience investing in growth stage technology companies, extensive network, and various prior investment roles make him well qualified to serve as a member of our board of directors.

Marvin Tien, has served as our Co-Chairman, Chief Executive Officer and member of our board of directors since October 2020. He is currently a General Partner and Managing Director of Corner Ventures and a Principal and Founder of Corner Capital Group and Corner Capital Management. He also serves as Co-Chairman, Chief Executive Officer and a director of Corner Growth 2 Corner Ventures was established in 2018 with a focus on leading growth financing rounds of emerging global technology companies. In 2010, Mr. Tien also co-managed Green Lake Capital, an investment subsidiary for a Taiwanese public company, which invested in emerging infrastructure technologies and became one of the largest owners and operators of commercial and industrial solar power generation assets. Later, in 2013, Mr. Tien co-founded Ahana Capital, which was subsequently sold to ATNI International (NASDAQ: ATNI) in 2014, and Mr. Tien co-led their efforts to expand the infrastructure investments to greater Asia. Prior to Green Lake Capital, Mr. Tien focused on family investments for Corner Capital Group, which made direct investments in private companies focused on cross border opportunities between the United States and Asia. Mr. Tien serves on the board of directors of Halcyon Tech Inc., Travelier Ltd., Brainvivo Ltd., Cymbio Ltd., Ludeo, Healthy.io Ltd., Sightful Ltd., Cymbio Digital Ltd., and Boldend Inc., Mr. Tien is a graduate of Cornell University and received his MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Tien’s significant experience investing in both private and public technology companies, investing acumen, and global network make him well qualified to serve as a member of our board of directors.

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

Jane Mathieu, has served as our President since October 2020. She is currently a Partner at Corner Ventures and serves as President of Corner Capital Management. She also serves as President of Corner Growth 2. Previously, Ms. Mathieu served as Director and General Counsel for Green Lake Capital, leading one of the first Power Purchase Agreement Funds in the renewable energy space from 2010 to 2014. In 2014, Ms. Mathieu and Mr. Tien structured a sale of the Green Lake Capital portfolio to ATNI International (NASDAQ: ATNI) and continued to manage it under the Ahana Renewables umbrella, a subsidiary of ATNI. Ahana Renewables was focused on cross-border transactions in the energy sector. She currently oversees a solar tax equity credit platform that has deployed over $250 million across seven states amounting to 265 megawatts. Prior to that Ms. Mathieu was a real estate and structured finance attorney from 2004 to 2008 at DLA Piper where she represented commercial banks, insurance companies, REITs, and funds in capital markets transactions. She is a graduate of the University of California, Los Angeles and received her JD from Brooklyn Law School.

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

David Kutcher, has served as our Chief Investment Officer since February 2021, and previously served as our Chief Financial Officer from October 2020. He is currently a Partner and Co-Founder of Sauvegarder Investment Management (“SIM”), an investment firm focused on structured credit solutions backed primarily by intellectual property assets. Prior to SIM, Mr. Kutcher was a Venture Partner with Corner Ventures from March 2020 to January 2023, where he focused on later-stage investments in public markets. He also serves as Chief Investment Officer of Corner Growth 2. Prior to joining Corner Ventures in 2020, he was the managing partner at Torian Capital Partners, a firm he co-founded in 2016, which now serves as a family investment vehicle. From 2011 to 2016, Mr. Kutcher was a Managing Director with Broadband Capital Management, a New York based merchant banking firm and was an advisor to its successor firm, Broadband Capital Partners, an alternative investment firm, from February 2016 until December 2018. Mr. Kutcher started his career as an M&A and capital markets lawyer with Ellenoff Grossman & Schole LLP in New York from 2008 to 2011. Mr. Kutcher holds a Bachelor of Arts from the University of the South (Sewanee) and a JD from Samford University (Cumberland).

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. While there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors, the Nasdaq corporate governance requirements require us hold an annual general meeting within one year after our first full fiscal year end following our listing on the Nasdaq. We have not yet held an annual general meeting, and may not do so until following the consummation of an initial business combination. The term of office of the first class of directors, consisting of Mr. Balkanski, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Mulkey and Mr. Park, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Cadeddu and Mr. Tien, will expire at our third annual meeting of shareholders.

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

Our affiliates manage numerous investment vehicles, including Corner Growth 2, which may compete with us for acquisition opportunities and if pursued by them we may be precluded from such opportunities for our initial business combination. Each of our officers and directors presently have, and any of them in the future may have, additional fiduciary and contractual duties to other entities, including fiduciary and contractual duties to Corner Growth 2. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
John Cadeddu	Corner Ventures	Venture Firm	Co-founder, General Partner
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Co-Chairman, Director
	CommonSense Robotics Ltd. (d/b/a Fabric)	Logistics automation	Director
	Beewise Technology	Technology and robotic beehives	Director
	Picarro, Inc.	Electronic equipment and instruments	Director
	Twin Health	Healthcare technology	Board Observer
	SolvHealth	Healthcare technology	Board Observer
	Wealthfront Inc.	Automated investment service	Board Observer
Marvin Tien	Corner Ventures(1)	Venture Firm	Co-founder, General Partner
	Corner Capital Group(1)	Investment Firm	General Partner
	Corner Capital Management	Investment Firm	General Partner
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Co-Chairman, Chief Executive Officer, Director
	Healthy.io Ltd.	Healthcare technology	Director
	Sightful Ltd.	Augmented Reality	Director
	Cymbio Digital Ltd.	E-Commerce	Director
	Halcyon Tech	Technology and cyber defense	Director
	Travelier Ltd.	Technology and online travel	Director
	Brainvivo Ltd.	Technology and artificial intelligence	Director
	Ludeo	Technology and gaming	Director
	BoldEnd, Inc	Technology and cyber defense	Director

Individual	Entity	Entity’s Business	Affiliation
Alexandre Balkanski	Picarro, Inc.	Electronic equipment and instruments	President, Chief Executive Officer and Director
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director
	D2s, Inc.	Software and tech services	Director
	Engageli, Inc.	Digital learning	Director
John Mulkey	Mulkey Holdings	Hospitality, real estate, gaming and lodging	Manager
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director
	Plain Sight Properties	Real estate	President, Chief Financial Officer
Jason Park	DraftKings Inc.	Consumer discretionary services	Chief Financial Officer
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director
Jane Mathieu	Corner Ventures(1)	Venture Firm	Partner, General Counsel
	Corner Capital Management	Investment Firm	President
	Corner Capital Group(1)	Investment Firm	Partner, General Counsel
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	President
Jerry Letter	Corner Ventures(1)	Venture Firm	Partner, Chief Financial Officer and Chief Operating Officer
	Corner Capital Management	Investment Firm	Chief Financial Officer
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Chief Financial Officer and Chief Operating Officer
	Selina Holding Company SE	Hotel Group	Director
	OnPoint Global, LLC	Digital content	Director
	Powerband Solutions Inc.	Online auto financing	Director
David Kutcher	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Chief Investment Officer
	Sauvegarder Investment Management	Investment Firm	Partner and Co-Founder
	Torian Capital Partners	Family Investment Vehicle	Managing Partner and Co-Founder
Kevin Tanaka	Corner Ventures(1)	Venture Firm	Principal
	Corner Growth Acquisition Corp. 2	Technology focused SPAC	Director of Corporate Development

(1)	Includes certain of its funds and other affiliates.

Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. In particular, an affiliate of our sponsor and our officers and directors participated in the formation of and/or are actively engaged in the management of Corner Growth 2. Like us, Corner Growth 2 is focused on the technology sector. Any such companies, including Corner Growth 2, may present additional conflicts of interest in pursuing an acquisition target. However, we do not currently expect that any such other blank check company, including Corner Growth 2, would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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

•

Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, pursuant to a letter agreement that our sponsor and each member of our management team have entered into with us, our sponsor and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants are not transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if we complete our initial business combination prior to June 30, 2024, then at the closing of the business combination, we would pay to such affiliate an amount equal to $1,200,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, our sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our named executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership in our ordinary shares and other equity securities, on Form 3, 4 and 5 respectively. Named executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports made available us, we believe that all filings required to be made under Section 16(a) during 2023 were timely made, except that John Cadeddu, our director, failed to timely file on Form 4, and as a result, a transaction was not timely disclosed; additionally, CGA Sponsor, LLC, our sponsor, failed to timely file on Form 4, and as a result, a second transaction was not timely disclosed.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if we complete our initial business combination prior to

June 30, 2024, then at the closing of the business combination, we would pay to such affiliate an amount equal to $1,200,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement. The Sponsor, executive officers and directors, or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to the sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 1, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 10,161,589 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 175,000 Class B ordinary shares outstanding as of April 1, 2024. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. All of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, as described herein. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class B Ordinary Shares		Class A Ordinary Shares		Approximate Percentage of Voting Control
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
CGA Sponsor, LLC (our sponsor) (2)(3)	1	*	9,825,000	96.7%	95.1%
John Cadeddu (2)(3)	1	*	9,825,000	96.7%	95.1%
Marvin Tien (2)(3)	1	*	9,825,000	96.7%	95.1%
Jane Mathieu	—	—	—	—	—
Jerry Letter	—	—	—	—	—
David Kutcher	—	—	—	—	—
Kevin Tanaka	—	—	—	—	—
Alexandre Balkanski	58,333	33.3%	—	—	*
John Mulkey	58,333	33.3%	—	—	*
Jason Park	58,333	33.3%	—	—	*
All officers and directors as a group (9 individuals)	175,000	100.0%	9,825,000	96.7	96.7%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 251 Lytton Avenue, Suite 200, Palo Alto, California 94301.
(2)	Interests shown consist solely of founder shares, originally classified as Class B ordinary shares, which were converted to Class A shares.
(3)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by John Cadeddu and Marvin Tien.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares and the Company will have an aggregate of 10,244,938 shares of Class A ordinary shares issued and outstanding (419,938 of which are subject to possible redemption) and 175,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

In connection with the Proposed Business Combination, a portion of the founder shares will be distributed under the Finder’s Fee Arrangement. The Finder’s Fee Arrangement provides for our sponsor to make a $2 million cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination, which are accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the Proposed Business Combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the Proposed Business Combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the Proposed Business Combination is consummated as the sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. The Finder’s Fee Arrangement included potential compensation payable to the third party.

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

We currently maintain our executive offices at 251 Lytton Avenue, Suite 200, Palo Alto, California 94301. Commencing on the date that our securities were first listed on the Nasdaq and through the earlier of the consummation of our initial business combination and our liquidation, we began to reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $40,000 per month; provided, that if complete our initial business combination prior to June 30, 2024, then at the closing of the business combination, we would pay to such an affiliate an amount equal to $960,000 less any amounts previously paid under the administrative services agreement. On November 18, 2021, our sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the administrative services agreement.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2023 and December 31, 2022, no working capital loans were outstanding.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Mulkey, Mr. Balkanski and, Mr. Park are “independent directors” as defined in the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid to Marcum LLP (“Marcum”), our independent registered public accounting firm, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the years ended December 31, 2023 and December 31, 2022, including services in connection with our Initial Public Offering, totaled approximately $211,000 and $123,000, respectively. The preceding amounts fees related to include interim review procedures, audit fees, and attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2023 and 2022, we did not pay Marcum for consultations concerning financial accounting and reporting standards, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022, respectively.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 and 2022, respectively.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of May 4, 2023, by and among Corner Growth Acquisition Corp., Noventiq Holdings PLC, and Corner Growth SPAC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2023, File No. 001-39814).

2.2	Amended and Restated Business Combination Agreement, dated as of December 29, 2023, by and among Corner Growth Acquisition Corp., Noventiq Holdings PLC, Noventiq Holding Company, Noventiq Merger 1 Limited and Corner Growth SPAC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 2, 2024, File No. 001-39814)†

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

3.2	Extension Amendment, dated December 20, 2022, to the Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2022, File No. 001-39814).

3.3	Amendment, dated June 20, 2023, to the Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on June 22, 2023, File No. 001-39814).

3.4	Extension Amendment, dated February 29, 2024, to the Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 29, 2024, File No. 001-39814).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

4.2	Specimen Class A ordinary share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2021, File No. 001-39814).

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.1	Amendment to Investment Management Trust Agreement, dated December 20, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2022, File No. 001-39814).

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

Exhibit No.	Description

10.4	Administrative Services Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on December 21, 2020, File No. 001-39814).

10.5	Form of Letter Agreement between the Registrant, the Sponsor and each director and executive officer of the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

10.6	Form of Indemnity Agreement between the Registrant and each director and executive officer of the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020, File No. 333-251040).

10.7	Sponsor Support Agreement, dated as of May 4, 2023, by and among Corner Growth Acquisition Corp., Noventiq Holdings PLC and CGA Sponsor, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2023, File No. 001-39814).

10.8	Voting and Support Agreement, dated as of May 4, 2023, by and among Corner Growth Acquisition Corp., Noventiq Holdings PLC, SGI Group Limited, Igor Borovikov, Broadreach Limited, and Da Vinci Private Equity Fund II L.P., Da Vinci Capital Group Limited and Investment Partnership Da Vinci Pre-IPO Fund. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2023, File No. 001-39814).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, File No. 001-39814).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024

CORNER GROWTH ACQUISITION CORP.

/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marvin Tien Marvin Tien	Co-Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024

/s/ Jerome “Jerry” Letter Jerome “Jerry” Letter	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	April 1, 2024

/s/ John Cadeddu John Cadeddu	Co-Chairman and Director	April 1, 2024

/s/ Alexandre Balkanski Alexandre Balkanski	Director	April 1, 2024

/s/ John Mulkey John Mulkey	Director	April 1, 2024

/s/ Jason Park Jason Park	Director	April 1, 2024

CORNER GROWTH ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
Audited Financial Statements for Corner Growth Acquisition Corp.:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Corner Growth Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Corner Growth Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes

(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a business combination with one or more businesses or entities on or before June 30, 2024. The Company entered into a business combination agreement with a business combination target on May 4, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 30, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 30, 2024
,
in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, NY
April 1, 2024

CORNER GROWTH ACQUISITION CORP.
BALANCE SHEETS

	As of December 31, 2023	As of December 31, 2022
ASSETS
Current assets
Cash	$21,631	$31,547
Prepaid expenses	77,969	268,736

Total current assets	99,600	300,283
Cash and marketable securities held in Trust Account	4,553,517	15,489,507

Total Assets	$4,653,117	$15,789,790

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$1,910,848	$522,500
Due to shareholders	—	3,262,655
Accrued expenses	2,473,365	932,555

Total current liabilities	4,384,213	4,717,710
Warrant liabilities	1,297,866	628,000
Deferred underwriting fee payable	7,000,000	4,000,000

Total Liabilities	12,682,079	9,345,710

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 419,938 shares at redemption value as of December 31, 2023 and 1,191,437 shares at redemption value as of December 31, 2022	4,553,517	12,226,852
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 0 issued and outstanding (excluding 419,938 and 1,191,437 shares subject to possible redemption as of December 31, 2023 and December 31, 2022, respectively)	982	—
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 and 10,000,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	18	1,000
Additional paid-in capital	—	—
Accumulated deficit	(12,583,479)	(5,783,772)

Total Shareholders’ Deficit	$(12,582,479)	$(5,782,772)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$4,653,117	$15,789,790

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Operating and formation costs	$3,129,841	$1,965,458

Loss from operations	(3,129,841)	(1,965,458)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	411,744	5,761,081
Transaction costs	(102,000)	—
Change in fair value of warrant liabilities	(669,866)	13,892,000

Net income (loss)	$(3,489,963)	$17,687,623

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	781,380	38,830,427

Basic and diluted net income (loss) per Class A redeemable ordinary share	$(0.32)	$0.36

Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000

Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	$(0.32)	$0.36

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,567,744)	$(27,566,744)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,903,651)	(5,903,651)
Forfeiture of deferred underwriting fee payable	—	—	—	—	—	10,000,000	10,000,000
Net income	—	—	—	—	—	17,687,623	17,687,623

Balance, December 31, 2022	—	$—	10,000,000	$1,000	$—	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(411,744)	(411,744)
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	9,825,000	982	(9,825,000)	(982)	—	—	—
Accrual of deferred underwriting fee payable	—	—	—	—	—	(3,000,000)	(3,000,000)
Transaction cost allocation for change in deferred underwriting fee	—	—	—	—	—	102,000	102,000
Net loss	—	—	—	—	—	(3,489,963)	(3,489,963)

Balance, December 31, 2023	9,825,000	$982	175,000	$18	$—	$(12,583,479)	$(12,582,479)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(3,489,963)	$17,687,623
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(411,744)	(5,761,081)
Change in fair value of warrant liabilities	669,866	(13,892,000)
Transaction costs attributable to warrant liabilities	102,000	—
Changes in operating assets and liabilities:
Accrued expenses	1,540,810	811,525
Due to related party	1,388,348	522,500
Prepaid expenses	190,767	90,735

Net cash used in operating activities	(9,916)	(540,698)

Cash Flows from Investing Activities
Proceeds received from Trust Account	11,347,734	390,414,144

Net cash provided by investing activities	11,347,734	390,414,144
Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(11,347,734)	(390,414,144)
Payment of offering costs	—	(74,313)

Net cash used in financing activities	(11,347,734)	(390,488,457)

Net change in cash	(9,916)	(615,011)
Cash at beginning of the year	31,547	646,558

Cash at end of the year	$21,631	$31,547

Non-cash investing and financing activities:
Forfeiture of deferred underwriting fee payable	$—	$10,000,000

Remeasurement of Class A ordinary shares subject to possible redemption	$411,744	$5,903,651

Accrual of deferred underwriting fee payable	$3,000,000	$—

Due to shareholders	$	$3,262,655

Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	$982	$—

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
As of December 31, 2023, the Company had not commenced any operations. All activity for the year ended December 31, 2023 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since its closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
As more fully described in Note 5, on June 23, 2023, the Company and the underwriter agreed to terminate the December 20,2022 fee reduction agreement solely upon execution of a side letter. On June 23, 2023, in accordance with the duly executed side letter, the Company and the underwriter agreed that the underwriter will irrevocably forfeit $7,000,000 (instead of $10,000,000) of the aggregate $14,000,000 Original Fee that would otherwise be payable to it in cash pursuant to the Underwriting Agreement, resulting in a reduced fee of $7,000,000, which shall be payable in cash by the Company to the underwriter upon consummation of a business combination, as originally set forth in the underwriting agreement.
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
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act on March 28, 2024 the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of:
 (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount
to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480. In such case, the Company will proceed with a Business Combination if the Company has the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information
and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Extraordinary General Meetings
On December 20, 2022, the Company held an extraordinary general meeting (the “December 2022 Extraordinary General Meeting”), which amended the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from December 21, 2022 to June 21, 2023 (the “December 2022 Extension Amendment Proposal”). The shareholders approved the December 2022 Extension Amendment Proposal and on December 28, 2022 the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands. The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earlier of the Company’s completion of an initial business combination and June 21, 2023. In connection with the December 2022 Extraordinary General Meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the trust account not previously withdrawn. In January 2023, the Company made redemption payments of $3,262,655 out of the trust account that were due to the redeeming shareholders who elected to redeem their shares as part of the December 2022 Extraordinary General Meeting. This amount was reflected as due to shareholders in the accompanying balance sheet as of December 31, 2022. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding until the June 2023 Extraordinary General Meeting further described below.
On June 15, 2023, the Company held an extraordinary general meeting of shareholders, which was adjourned and reconvened on June 20, 2023 (the “June 2023 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from June 21, 2023 to March 20, 2024 or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (such proposal, the “June 2023 Extension Amendment Proposal”), (ii) eliminate from the amended and restated memorandum and articles of association the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in the Initial Public Offering to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”) and (iii) amend the Company’s amended and restated memorandum and articles of association to provide that Class B ordinary shares may be converted either at the time of the consummation of the Company’s initial business combination or at any earlier date at the option of the holders of Class B ordinary shares (the “Founder Conversion

Amendment Proposal”). The shareholders of the Company approved the June 2023 Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal at the Extension Meeting and on June 21, 2023, the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands.
In connection with the vote to approve the June 2023 Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal, shareholders elected to redeem 771,499 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $8,085,078, or approximately $10.48 per share which includes $370,088 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 419,938 Class A ordinary shares remained issued and outstanding until the
February
 2024 Extraordinary General Meeting further described below.
On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one
basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares and the Company will have an aggregate of 10,244,938 shares of Class A ordinary shares issued and outstanding (419,938 of which are subject to possible redemption) and 175,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination.
On February 29, 2024, the Company held an extraordinary general meeting of shareholders (the “February 2024 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from March 20, 2024 to June 30, 2024 (the “Extended Date”) or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (such proposal, the “February 2024 Extension Amendment Proposal” and, together with the December 2022 Extension Amendment Proposal and the June 2023 Extension Amendment Proposal, the “Extension Proposals”). The shareholders of the Company approved the March 2024 Extension Amendment Proposal and the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands.
In connection with the vote to approve the
February
2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share which includes $78,018 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 10,161,589 Class A ordinary shares remained issued and outstanding.
Nasdaq Hearing
On December 18, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company’s securities (units, shares and warrants) would be subject to suspension and delisting from the Nasdaq Capital Market at the opening of business on December 27, 2023, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.
The Company timely requested a hearing before the Nasdaq Hearings Panel to appeal the notice. Nasdaq granted the Company’s hearing request, which hearing request stayed the suspension of trading of the Company’s securities on The Nasdaq Capital Market until the hearing process concluded and the Nasdaq Hearings Panel issued a written decision. A hearing on the matter was held on March 14, 2024.
On March 15, 2024, the Nasdaq Hearings Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until June 17, 2024 in view of the Company’s substantial steps toward closing its previously announced initial business combination and its plan for achieving compliance with Nasdaq listing rules upon closing of the transaction for listing on The Nasdaq Capital Market.
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
On December 29, 2023, the original parties to the Business Combination Agreement entered into Amended and Restated Business Combination Agreement (the “
A&R BCA
”) by and among Noventiq, as redomesticated as a Cayman Islands exempted company, New Noventiq, a Cayman Islands exempted company, Noventiq Merger 1 Limited, a Cayman Islands exempted company and wholly owned subsidiary of New Noventiq (“
Merger Sub 1
”), and Merger Sub. The A&R BCA provides, among other things, that (i) the Company will merge with and into Merger Sub 1 (the “
CGAC Merger
”), with Merger Sub 1 surviving the CGAC Merger as a wholly owned subsidiary of New Noventiq and (ii) Merger Sub will merge with and into Noventiq (the “
Noventiq Merger
,” and together with the CGAC Merger, the “
Mergers
”), with Noventiq surviving the Noventiq Merger as a wholly owned subsidiary of New Noventiq (the transactions contemplated by the foregoing clauses (i) and (ii), the “
Business Combination
,” and together with the other transactions contemplated by the A&R BCA, the “
Transactions
”).
In addition to the foregoing changes in the structure of the Business Combination, pursuant to the A&R BCA, among other things, (i) the Company and Noventiq agreed to a pre-money equity value of Noventiq of $315 million, (ii) the number of Alignment Shares (as defined in the A&R BCA) was reduced to 1,500,000, (iii) (the number of Sponsor Earnout Shares (as defined in the A&R BCA) was reduced to 2,000,000, (iv) the number of Noventiq Earnout Shares (as defined in the BCA) was increased to 15,000,000 and (v) 3,800,00 private warrants held by the Sponsor will be forfeited upon consummation of the Business Combination. Further, the A&R BCA extends the outside date for the closing of the Business Combination from May 4, 2024 to June 30, 2024.
As a result of the consummation of the Transactions, Noventiq will become a wholly owned subsidiary of New Noventiq. Subject to the terms of the A&R BCA, and customary adjustments set forth therein, the aggregate consideration to be paid in the Transactions to the shareholders of Noventiq and the Company will consist of ordinary shares of New Noventiq, as set forth in the A&R BCA. Upon consummation of the Business Combination, New Noventiq is expected to become publicly traded and listed on Nasdaq.
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
As of the date of the amending and restating of the Business Combination Agreement, the Sponsor held 9,825,001 Founder Shares. Of these, 5,000,000 Founder Shares will be forfeited upon consummation of the Business Combination, and 1,500,000 Founder Shares are subject to forfeiture based on the gross proceeds raised from additional financings permitted by the Business Combination Agreement, if any, by the Company and the cash balance of the Company’s trust account held for the benefit of its public shareholders.
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
The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by June 30, 2024 (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business
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
Liquidity and Going Concern
As of December 31, 2023, the Company had $21,631 in its operating bank accounts, $4,553,517 in the Trust Account, to be used for a Business Combination or to repurchase or to redeem its ordinary shares in connection therewith and a working capital deficit of $4,284,613.
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
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of December 31, 2023, the Company is indebted to the Sponsor and its affiliates for $1,910,848, which represents $1,630,848 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.
In connection with our assessment of going concern considerations in accordance with FASB ASC
Subtopic 205-40,
“Presentation of Financial Statements Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of these financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the company be required to liquidate after June 30, 2024, our scheduled liquidation date if we do not complete the Business Combination prior to such date. There is no assurance that the Company will complete the Proposed Business Combination with Noventiq before June 30, 2024, or at all.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.
Marketable Securities Held in Trust Account
At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at JP Morgan Chase and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
The Company accounts for its securities held in the Trust Account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Investments-Debt Securities.” These securities are classified as trading securities with unrealized gains or losses recognized through other income. The Company values its securities held in the Trust Account based on quoted prices in active markets (see Note 8 for more information).

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
capital and accumulated deficit.
At December 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2021	40,000,000	$400,000,000
Less:
Payments to Class A ordinary shareholders for redemption of shares	(38,808,563)	(390,414,144)
Due to shareholders	—	(3,262,655)
Plus:
Remeasurement of carrying value to redemption value	—	5,903,651

Class A ordinary shares subject to possible redemption - December 31, 2022	1,191,437	12,226,852
Less:
Payments to Class A ordinary shareholders for redemption of shares	(771,499)	(11,347,734)
Plus:
Due to shareholders paid in 2023	—	3,262,655
Remeasurement of carrying value to redemption value	—	411,744

Class A ordinary shares subject to possible redemption - December 31, 2023	419,938	$4,553,517

In December of 2022, in connection with the distribution of funds in the Trust Amount to the Company’s shareholders made in connection with the Extraordinary General Meeting (as defined above), funds were deposited from the Trust Account into an operating bank account and held in cash. As of December 31, 2022, $3,262,655 of the December 2022 redemption was not paid out to the shareholders and was classified as Due to shareholders on the balance sheet. In January 2023, upon completion of the distribution of funds in the amount of $3,262,655 to shareholders made in connection with the Extraordinary General Meeting, the Company re-deposited the remaining funds into the Trust Account.
As part of the June 2023 Extension Amendment Proposal, shareholders elected to redeem an additional 771,499 Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $8,085,078, or approximately $10.48 per share. $370,088 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed.
During the year ended December 31, 2023, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $411,744 to reflect current earnings of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2023, the Company has not experienced losses on these accounts.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the years ended December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 or the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for years ended December 31, 2023 and 2022.
The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Class A Redeemable	Class A Nonredeemable and Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(252,935)	$(3,237,028)	$14,065,369	$3,622,254
Denominator:
Basic and diluted weighted average ordinary shares outstanding	781,380	10,000,000	38,830,427	10,000,000

Basic and diluted net income (loss) per ordinary share	$(0.32)	$(0.32)	$0.36	$0.36

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

Note 4 — Related Party Transactions
Founder Shares
On October 28, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, the sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, the sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2022.
On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one
basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares and the Company will have an aggregate of 10,244,938 shares of Class A ordinary shares issued and outstanding (419,938 of which are subject to possible redemption) and 175,000 shares of Class B ordinary shares issued and outstanding. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.
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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up
provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business acquisition) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of December 31, 2023, the lock-up
provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, December 31, 2023 and 2022, the Company had no borrowings under any Working Capital Loans.
Administrative Support Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or (B) on December 21, 2022 an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the years ended December 31, 2023 and 2022, we incurred fees of $0 and $480,000, respectively, which is included in operating and formation costs on the statement of operations. As of December 31, 2023 and December 31, 2022, there were $280,000 and $320,000 in fees outstanding for these services. This is reflected in due to related party on the balance sheet. Notwithstanding the forgoing, on November 18, 2021, the sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.
Operating and Formation Costs
As of December 31, 2023 and December 31, 2022, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,630,848 and $202,500, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the balance sheets as of December 31, 2023 and December 31, 2022. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.
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
, the Company is required to record its best estimate of the loss if the amount of loss can be reasonably estimated. The fee amount noted in item 2 cannot be reasonably estimated or determinable at this time and as a result, is not recorded in the financial statements.
Finder’s Fee Arrangement
In connection with the Proposed Business Combination, a portion of the founder shares will be distributed under an agreement with a third party dated as of April 28, 2023 that constitutes a finder’s fee arrangement (the “Finder’s Fee Arrangement”). The Finder’s Fee Arrangement provides for our sponsor to make a $2 million cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination, which are accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the Proposed Business Combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the Proposed Business Combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its financial statements when the Proposed Business Combination is consummated as the sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement. If the Proposed Business Combination does not close for any reason, and a termination fee is actually paid by Noventiq to the Company, the Sponsor or their affiliates, then the third party will be entitled to receive a $2,000,000 cash payment. Not withstanding the foregoing, to the extent the termination fee is not sufficient to cover the $2,000,000 cash payment, then the Sponsor and the third party will share the balance in an amount to be reasonably agreed to at the time.

The Finder’s Fee Arrangement included potential compensation payable to the third party.
On March 14, 2024, the Finder’s fee Arrangement was amended and restated which no longer provides the third party an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination. Instead, the parties have agreed that once the Sponsor has received ordinary shares from a successfully completed transaction and any earnouts or other contingent releases thereto, it shall distribute shares to the third party in accordance with the terms and conditions of the Sponsor operating agreement and the Amended and Restated Business Combination Agreement. In addition, the $2,000,000 cash payment to third party will be paid by Noventiq instead of the Sponsor and will be denominated as a Company transaction expense. In the event the Proposed Business Combination is not consummated and the Sponsor receives a termination fee, the third party shall receive $1,000,000 as complete satisfaction of the cash payment.

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

Note 7 — Shareholders’ Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022, there were 1,191,437 Class A ordinary shares issued or outstanding all of which are considered temporary equity. On December 20, 2022, in connection with the extraordinary general meeting, certain shareholders exercised their right to redeem 38,808,563 Class A ordinary shares at a redemption price of approximately $10.14 per share, resulting in redemption payments out of the Trust Account totaling $393,676,799. The redemption payments included the proportionate share of Trust Account earnings in the amount of $5,591,169. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding. On June 20, 2023, in connection with the Extension Meeting, shareholders elected to redeem 771,499 additional Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $8,085,078, or approximately $10.48 per share which includes $370,088 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 419,938 Class A ordinary shares remained issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and at December 31, 2023, the Company has an aggregate of 10,244,938 shares of Class A ordinary shares (419,938 of which are subject to possible redemption) issued and outstanding.
 As of
April 1
, 2024, the Company has an aggregate of 10,161,589 shares of Class A ordinary shares (336,589 of which are subject to possible redemption) issued and outstanding.
The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.
Class
 B Ordinary Shares
 — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at December 31, 2023, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis
at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$4,553,517	$15,489,507

At December 31, 2023 and December 31, 2022, $0 of the balance held in the Trust Account was held in cash.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2023	Level	December 31, 2022
Liabilities:
Warrant Liability – Public Warrants	1	$826,666	1	$400,000
Warrant Liability – Private Placement Warrants	2	$471,200	3	$228,000

Total Warrant Liabilities		$1,297,866		$628,000

The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of the warrant liabilities in the statement of operations.
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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2023 and December 31, 2022 are classified Level 1 due to quoted prices in an active market since February 8, 2021. The Private Placement Warrants as of December 31, 2022 are classified Level 3 due to the use of unobservable inputs. The private placement warrants as of December 31, 2023, are classified Level 2 due to the use of quoted prices for similar assets that are not active.
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
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants at December 31, 2022 were as follows:

December 31, 2022
Input
Risk-free interest rate	3.99%
Expected term (years)	5.0
Expected volatility	0.8%
Exercise price	$11.50
Fair value of the ordinary share price	$9.89
Redemption threshold price	$18.00
Redemption threshold days	20 days within any 30-day period
Redemption price	$0.01
Probability of successful acquisition	50.0%
As of December 31, 2023, the Public Warrants and Private Placement Warrants were determined to be $0.06 and $0.06 per warrant for aggregate values of approximately $0.8 million and $0.5 million, respectively.
As of December 31, 2022, the Public Warrants and Private Placement Warrants were determined to be $0.03 and $0.03 per warrant for aggregate values of approximately $0.4 million and $0.2 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$5,320,000	$9,200,000	$14,520,000
Change in valuation inputs or other assumptions	(5,092,000)	(8,800,000)	(13,892,000)

Fair value as of December 31, 2022	$228,000	$400,000	$628,000
Change in valuation inputs or other assumptions	243,200	426,666	669,866

Fair value as of December 31, 2023	$471,200	$826,666	$1,297,866

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers in or out of level 3 for the year ended December 31, 2022. For the year ended December 31, 2023, the Private Placement Warrants were valued based on quoted prices for similar assets and have been transferred out of Level 3.

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.
On February 29, 2024, the Company held an extraordinary general meeting of shareholders (the “February 2024 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from March 20, 2024 to June 30, 2024 (the “Extended Date”) or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (such proposal, the “February 2024 Extension Amendment Proposal”). The shareholders of the Company approved the February 2024 Extension Amendment Proposal and the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands.
In connection with the vote to approve the
February
2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share which includes $78,018 of earnings in the trust account not previously withdrawn. Subsequent to the redemptions, 10,161,589 Class A ordinary shares remained issued and outstanding.
On March 14, 2024, the Finder’s fee Arrangement was amended and restated which no longer provides the third party an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination. Instead, the parties have agreed that once the Sponsor has received ordinary shares from a successfully completed transaction and any earnouts or other contingent releases thereto, it shall distribute shares to the third party in accordance with the terms and conditions of the Sponsor operating agreement and the Amended and Restated Business Combination Agreement. In addition, the $2,000,000 cash payment to third party will be paid by Noventiq instead of the Sponsor and will be denominated as a Company transaction expense. In the event the Proposed Business Combination is not consummated and the Sponsor receives a termination fee, the third party shall receive $1,000,000 as complete satisfaction of the cash payment.
On March 14, 2024, the Company attended a hearing before the Nasdaq Hearing Panel (the “Panel”), and requested an exception to its listing deficiencies.
On March 15, 2024, the Nasdaq Hearings Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until June 17, 2024 in view of the Company’s substantial steps toward closing its previously announced initial business combination and its plan for achieving compliance with Nasdaq listing rules upon closing of the transaction for listing on The Nasdaq Capital Market.
On March 28, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts).