Form 10-Q
period 2024-03-31
Corner Growth Acquisition Corp.
filed 2024-05-15
CIK 1829953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

CORNER GROWTH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39814	98-1563902
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

251 Lytton Avenue, Suite 200
Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)
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
1
4
, 2024, 10,161,589 Class A ordinary shares, par value $0.0001, and 175,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
CORNER GROWTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2024 AND AS OF DECEMBER 31, 2023

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$21,531	$21,631
Prepaid expenses	79,036	77,969

Total current assets	100,567	99,600
Cash and marketable securities held in Trust Account	3,697,791	4,553,517

Total Assets	$3,798,358	$4,653,117

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$2,192,961	$1,910,848
Accrued expenses	2,898,137	2,473,365

Total current liabilities	5,091,098	4,384,213
Warrant liabilities	3,160,933	1,297,866
Deferred underwriting fee payable	7,000,000	7,000,000

Total Liabilities	15,252,031	12,682,079

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 336,589 shares at redemption value as of March 31, 2024 and 419,938 shares at redemption value as of December 31, 2023	3,697,791	4,553,517
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 9,825,000 issued and outstanding (excluding 336,589 and 419,938 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	982	982
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	—	—
Accumulated deficit	(15,152,464)	(12,583,479)

Total Shareholders’ Deficit	$(15,151,464)	$(12,582,479)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$3,798,358	$4,653,117

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Operating and formation costs	$705,918	$652,035

Loss from operations	(705,918)	(652,035)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	55,782	154,783
Change in fair value of warrant liabilities	(1,863,067)	(1,884,000)

Net income (loss)	$(2,513,203)	$(2,381,252)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	397,040	1,191,437

Basic and diluted net income (loss) per Class A redeemable ordinary share	$(0.24)	$(0.21)

Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000

Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	$(0.24)	$(0.21)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance, January 1, 2024	9,825,000	$982	175,000	$18	$—	$(12,583,479)	$(12,582,479)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(55,782)	(55,782)
Net loss	—	—	—	—	—	(2,513,203)	(2,513,203)

Balance, March 31, 2024	9,825,000	$982	175,000	$18	$—	$(15,152,464)	$(15,151,464)

Balance, January 1, 2023	—	$—	10,000,000	$1,000	$—	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(154,783)	(154,783)
Net loss	—	—	—	—	—	(2,381,252)	(2,381,252)

Balance, March 31, 2023	—	$—	10,000,000	$1,000	$—	$(8,319,807)	$(8,318,807)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$(2,513,203)	$(2,381,252)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(55,782)	(154,783)
Change in fair value of warrant liabilities	1,863,067	1,884,000
Changes in operating assets and liabilities:
Accrued expenses	424,772	187,057
Due to related party	282,113	422,040
Prepaid expenses	(1,067)	40,643

Net cash used in operating activities	(100)	(2,295)

Cash Flows from Investing Activities
Proceeds received from Trust Account	911,508	3,262,655

Net cash provided by investing activities	911,508	3,262,655
Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(911,508)	(3,262,655)

Net cash used in financing activities	(911,508)	(3,262,655)

Net change in cash	(100)	(2,295)
Cash at beginning of the period	21,631	31,547

Cash at end of the period	$21,531	$29,252

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$55,782	$154,783

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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
As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.
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
, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
Nasdaq Notice and Hearing
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
On May 10, 2024, the Company received a letter (the “Second Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Requirement”). In accordance with Nasdaq rules, the Company has 45 days, or until June 24, 2024, to submit a plan to regain compliance with the Minimum Publicly Held Shares Requirement.
Business Combination Agreement
The Company has entered into a Business Combination Agreement, dated May 4, 2023 (the “Original BCA Date”), as amended and restated on December 29, 2023 (the “Business Combination Agreement”), by and among the Company, Noventiq Holdings PLC, an exempted company limited by shares registered by way of continuation under the laws of the Cayman Islands (“Noventiq”), Noventiq Holding Company, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Parent”), Noventiq Merger 1 Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Parent that has elected to be disregarded as an entity separate from Parent for U.S. federal income tax purposes (“Company Merger Sub”), and Corner Growth SPAC Merger Sub, Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Parent (“Noventiq Merger Sub”), which provides, among other things, that (i) the Company will merge with and into Company Merger Sub (the “Company Merger”), with Company Merger Sub surviving the Company Merger and (ii) Noventiq Merger Sub will merge with and into Noventiq (the “Noventiq Merger,” and together with the Company Merger, the “Mergers”), with Noventiq surviving the Noventiq Merger as a wholly-owned subsidiary of Parent (the transactions contemplated by the foregoing clauses (i) and (ii) the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”).
Immediately prior to the effective time of the Company Merger, each Company Class B ordinary share shall be converted into one Company Class A ordinary share. Pursuant to the Business Combination Agreement and at the effective time of the Company Merger, each Company Class A ordinary share shall automatically be cancelled and cease to exist in exchange for the right to receive one Parent ordinary share. At the effective time of the Company Merger, each Company warrant (the “Company Warrants”) issued and outstanding, entitling the holder thereof to purchase one share of Company Class A common stock at an exercise price of $11.50 per share (subject to adjustment), will be converted into the right to receive a warrant to purchase one Parent ordinary share at an exercise price of $11.50 per share (subject to adjustment) upon consummation of the Business Combination. Pursuant to the Business Combination Agreement and at the effective time of the Noventiq Merger, each Noventiq ordinary share shall automatically be cancelled and cease to exist in exchange for the right to receive (i) such number or fraction of newly issued Parent ordinary shares that is equal to the Share Exchange Ratio (as defined in the Business Combination Agreement) and (ii) one Class A CSR (as defined below), one Class B CSR (as defined below) and one Class C CSR (as defined below) in each case, for each one whole Parent ordinary share issuable to such holder pursuant to the Business Combination Agreement at the effective time of the Noventiq Merger.
On April 18, 2024, the Company announced an offer to exchange certain global depositary receipts (“GDRs”) representing Noventiq ordinary shares in consideration for newly issued ordinary shares (the “Exchange Offer”), which Exchange Offer expired on May 10, 2024. To provide for the terms of the Exchange Offer, on May 13, 2024, the Company and Noventiq entered into Amendment No. 1 to Amended and Restated Business Combination Agreement (“Amendment No. 1 to A&R BCA”), by and between the Company and Noventiq. Amendment No. 1 to A&R BCA provides, among other things, that (i) the outstanding shares underlying the GDRs are to be excluded for purposes of determining the Per Share Merger Equity Consideration Value (as defined in the BCA) and (ii) Noventiq shall use commercially reasonable efforts to accept the forfeit and/or surrender and cancellation, as soon as reasonable practicable, of Noventiq’s outstanding shares underlying the GDRs that it acquired pursuant to the Exchange Offer. Each reference to the A&R BCA shall be deemed a reference to the A&R BCA, as amended by Amendment No. 1 to A&R BCA.
On October 28, 2020, CGA Sponsor LLC, a Delaware limited liability company (the “Sponsor”), paid $25,000, or approximately $0.003 per share, to the Company and Noventiq to cover certain expenses in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), of the Company. In November 2020, the Sponsor transferred 50,000 such Class B ordinary shares of the Company to each of the Company’s three independent directors (Alexandre Balkanski, John Mulkey, and Jason Park) in recognition of, and as compensation for, their future services to the Company. On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. As a result of the underwriters’ election to partially exercise their over-allotment option in connection with the Company’s initial public offering (the “Company Initial Public Offering”), 62,500 Founder Shares were forfeited for no consideration on December 23, 2020, resulting in 10,000,000 Founder Shares outstanding, of which, as of such date, 9,825,001 Founder Shares were held by the Sponsor and 58,333 Founder Shares were held by each of the Company’s three independent directors. As of the date of the amending and restating of the Business Combination Agreement, the Sponsor held 9,825,001 Founder Shares. Of these, 5,000,000 Company ordinary shares will be forfeited upon consummation of the Business Combination, and 1,500,000 Company ordinary shares (the “Alignment Shares”) are subject to forfeiture based on the gross proceeds raised from additional financings contemplated by the Business Combination Agreement, if any, by the Company and the cash balance of the Company’s trust account held for the benefit of its public shareholders as more fully described in the accompanying proxy statement/prospectus, but the consummation of the Business Combination is not subject to a minimum amount of additional financing having been raised. If (i) the cash balance of the Company’s trust account and the gross proceeds received from investors in additional financings (the “Additional Financing Investors”) is equal to or greater than $25 million upon consummation of the Business Combination, and (ii) the gross proceeds received from Additional Financing Investors is equal to or greater than $50 million prior to the date that is 180 days following the closing of the Business Combination, none of the Alignment Shares will be forfeited. An additional 2,000,000 Company ordinary shares (the “Sponsor Earnout Shares”) will be held in escrow and only released, in three equal instalments, upon the occurrence of certain milestone events as more fully described in the accompanying proxy statement/prospectus. Immediately prior to the effective time of the Company Merger, 3,800,000 Company Warrants held by the Sponsor shall be forfeited and returned to the Company for cancellation.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than
ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $
100,000
of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

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
Liquidity and Going Concern
As of March 31, 2024, the Company had $21,531 in its operating bank accounts, $3,697,791 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $
4,990,531
.
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
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of March 31, 2024, the Company is indebted to the Sponsor and its affiliates for $2,192,961, which represents $1,912,961 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.
In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements-Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of these unaudited condensed financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after June
30
, 2024, our scheduled liquidation date if we do not complete the Business Combination prior to such date. There is no assurance that the Company will complete the Proposed Business Combination with Noventiq before June
30
, 2024, or at all.

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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The accompanying condensed balance sheet as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

1
0

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.
Marketable Securities Held in Trust Account
At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.
At March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amounts

Class A ordinary shares subject to possible redemption - December 31, 2023	419,938	$4,553,517
Less:
Payments to Class A ordinary shareholders for redemption of shares	(83,349)	(911,508)
Plus:
Remeasurement of carrying value to redemption value	—	55,782

Class A ordinary shares subject to possible redemption - March 31, 2024	336,589	$3,697,791

In connection

with the vote to approve the February 2024 Extension Amendment Proposal, shareholders elected to redeem

83,349
Class A ordinary shares, resulting in redemption payments out of the trust account
 totaling $
911,508
, or approximately $
10.94
per share. $
78,018
was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $
10.00
per share times the number of shares redeemed.
During the three months ended March 31, 2024, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $55,782 to reflect current earnings of the Trust Account.

1
1

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2024, the Company has not experienced losses on these accounts.
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
This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Fair value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

1
2

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share for all periods presented, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2024 and 2023.
The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the three months ended March 31, 2024		For the three months ended March 31, 2023
	Class A Redeemable	Class A Nonredeemable and Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(95,974)	$(2,417,229)	$(253,507)	$(2,127,745)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	397,040	10,000,000	1,191,437	10,000,000

Basic and diluted net income (loss) per ordinary share	$(0.24)	$(0.24)	$(0.21)	$(0.21)

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

1
3

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriter of the overallotment option to purchase an additional 5,000,000 Units. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant (each, a “Public Warrant”), each whole Public Warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).
Note 4 — Related Party Transactions
Founder Shares
On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share. In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization of 1,437,500 Class B ordinary shares
,
resulting in
an aggregate of
10,062,500
Class B Ordinary
Shares

outstanding
. As a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor
forfeited
62,500
Class B Ordinary for no consideration, resulting in 10,000,000 Class B ordinary shares outstanding as of December 31, 2022.
On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,161,589 and 10,244,938 shares of Class A ordinary shares issued and outstanding (336,589 and 419,938 of which are subject to possible redemption) and 175,000 and 175,000 shares of Class B ordinary shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination.
Prior to the initial investment in the company of
$25,000 b
y the sponsor, the company had
no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.
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
The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares

1
4

to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of a business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of a business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2024, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through March 31, 2024.
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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, March 31, 2024 and December 31, 2023, the Company had no borrowings under any Working Capital Loans.
Administrative Services Agreement
Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or (B) on December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the three months ended March 31, 2024 and 2023
,
the Company incurred $0
and $0, respectively
, which is included in operating and formation costs on the unaudited condensed statements of operations. As of March 31, 2024 and December 31, 2023, there were $280,000 and 280,000 in fees outstanding for these services, respectively, that are included in due to related party on the condensed balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.
Operating and Formation Costs
As of March 31, 2024 and December 31, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,912,961 and $1,630,848, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed balance sheets as of March 31, 2024 and December 31, 2023. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

1
5

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

1
6

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

1
7

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
Note 7 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022, there were 1,191,437 Class A ordinary shares issued or outstanding all of which are considered temporary equity. On December 20, 2022, in connection with the December 2022 Extraordinary General Meeting, certain shareholders exercised their right to redeem 38,808,563 Class A ordinary shares at a redemption price of approximately $10.14 per share, resulting in redemption payments out of the Trust Account totaling $393,676,799. The redemption payments included the proportionate share of Trust Account earnings in the amount of $5,591,169. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding. On June 20, 2023, in connection with the
June 2023 Extraordinary General
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
On February 29, 2024, in connection with the vote to approve the February 2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share which includes $78,018 of earnings in the trust account not previously withdrawn.
As of March 31, 2024, the Company has an aggregate of 10,161,589 shares of Class A ordinary shares
(336,589
of which are subject to possible redemption) issued and outstanding. The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.
Class B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a o ne-for-one
basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at March 31, 2024, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.
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

1
9

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2024	December 31, 2023
Assets:

Marketable securities held in Trust Account	1	$3,697,791	$4,553,517

At March 31, 2024 and December 31, 2023, $0, of the balance held in the Trust Account was held in cash. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2024	Level	December 31, 2023
Liabilities:

Warrant Liability – Public Warrants	1	$2,013,333	1	$826,666
Warrant Liability – Private Placement Warrants	2	$1,147,600	2	$471,200

Total Warrant Liabilities		$3,160,933		$1,297,866

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
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2024 and December 31, 2023 is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The Private Placement Warrants as of March 31, 2024 and December 31, 2023 are classified as Level 2 due to the use of quoted prices for similar assets that are not active.

As of March 31, 2024, the Public Warrants and Private Placement Warrants were determined to be $0.15 and $0.15 per warrant for aggregate values of approximately $2.0 million and $1.1 million, respectively. As of December 31, 2023, the Public Warrants and Private Placement Warrants were determined to be $0.06 and $0.06, respectively, per warrant for aggregate values of approximately $0.8 million and $0.5 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$228,000	$400,000	$628,000
Change in valuation inputs or other assumptions	684,000	1,200,000	1,884,000

Fair value as of March 31, 2023	$912,000	$1,600,000	$2,512,000

Fair value as of December 31, 2023	$471,200	$826,666	$1,297,866
Change in valuation inputs or other assumptions	676,400	1,186,667	1,863,067

Fair value as of March 31, 2024	$1,147,600	$2,013,333	$3,160,933

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers in or out of level 3 for the three months ended March 31, 2023. As of December 31, 2023, the Private Placement Warrants were valued based on quoted prices for similar assets and were transferred out of Level 3.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the condensed financial statements, except as described below.
On May 10, 2024, the Company received a letter (the “Second Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Requirement”). In accordance with Nasdaq rules, the Company has 45 days, or until June 24, 2024, to submit a plan to regain compliance with the Minimum Publicly Held Shares Requirement. The Second Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on The Nasdaq Capital Market.

2
0

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

Extraordinary General Meetings

On December 20, 2022, the Company held an extraordinary general meeting (the “December 2022 Extraordinary General Meeting”), which amended the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a Business Combination from December 21, 2022 to June 21, 2023. The shareholders approved a proposal to amend the trust agreement to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the Trust Account from (A) the earlier of the Company’s completion of an initial business combination and December 21, 2022 to (B) the earlier of the Company’s completion of an initial business combination and June 21, 2023. In connection with the December 2022 Extraordinary General Meeting, shareholders elected to redeem 38,808,563 Class A ordinary shares, resulting in redemption payments out of the

Trust Account totaling $393,676,799, or approximately $10.14 per share which includes $5,591,169 of earnings in the Trust Account not previously withdrawn. In January 2023, the Company made redemption payments of $3,262,655 out of the Trust Account that were due to the redeeming shareholders who elected to redeem their shares as part of the December 2022 Extraordinary General Meeting. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding until the June 2023 Extraordinary General Meeting described below.

On June 15, 2023, the Company held an extraordinary general meeting of shareholders, which was adjourned and reconvened on June 20, 2023 (the “June 2023 Extraordinary General Meeting”), to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from June 21, 2023 to March 20, 2024 or such earlier date as shall be determined by the Company’s board of directors in its sole discretion (such proposal, the “June 2023 Extension Amendment Proposal”), (ii) eliminate from the amended and restated memorandum and articles of association the limitation that the Company shall not redeem Class A ordinary shares included as part of the units sold in the Initial Public Offering to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”) and (iii) amend the Company’s amended and restated memorandum and articles of association to provide that Class B ordinary shares may be converted either at the time of the consummation of the Company’s initial business combination or at any earlier date at the option of the holders of Class B ordinary shares (the “Founder Conversion Amendment Proposal”). The shareholders of the Company approved the June 2023 Extension Amendment Proposal, the Redemption Limitation Amendment Proposal and the Founder Conversion Amendment Proposal at the June 2023 Extraordinary General Meeting and on June 21, 2023, the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands.

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

Nasdaq Notice and Hearing

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

On May 10, 2024, the Company received a letter (the “Second Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Requirement”). In accordance with Nasdaq rules, the Company has 45 days, or until June 24, 2024, to submit a plan to regain compliance with the Minimum Publicly Held Shares Requirement.

Business Combination Agreement

The Company has entered into a Business Combination Agreement, dated May 4, 2023 (the “Original BCA Date”), as amended and restated on December 29, 2023 (the “Business Combination Agreement”), by and among the Company, Noventiq Holdings PLC, an exempted company limited by shares registered by way of continuation under the laws of the Cayman Islands (“Noventiq”), Noventiq Holding Company, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Parent”), Noventiq Merger 1 Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Parent that has elected to be disregarded as an entity separate from Parent for U.S. federal income tax purposes (“Company Merger Sub”), and Corner Growth SPAC Merger Sub, Inc., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Parent (“Noventiq Merger Sub”), which provides, among other things, that (i) the Company will merge with and into Company Merger Sub (the “Company Merger”), with Company Merger Sub surviving the Company Merger and (ii) Noventiq Merger Sub will merge with and into Noventiq (the “Noventiq Merger,” and together with the Company Merger, the “Mergers”), with Noventiq surviving the Noventiq Merger as a wholly-owned subsidiary of Parent (the transactions contemplated by the foregoing clauses (i) and (ii) the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

Immediately prior to the effective time of the Company Merger, each Company Class B ordinary share shall be converted into one Company Class A ordinary share. Pursuant to the Business Combination Agreement and at the effective time of the Company Merger, each Company Class A ordinary share shall automatically be cancelled and cease to exist in exchange for the right to receive one Parent ordinary share. At the effective time of the Company Merger, each Company warrant (the “Company Warrants”) issued and outstanding, entitling the holder thereof to purchase one share of Company Class A common stock at an exercise price of $11.50 per share (subject to adjustment), will be converted into the right to receive a warrant to purchase one Parent ordinary share at an exercise price of $11.50 per share (subject to adjustment) upon consummation of the Business Combination. Pursuant to the Business Combination Agreement and at the effective time of the Noventiq Merger, each Noventiq ordinary share shall automatically be cancelled and cease to exist in exchange for the right to receive (i) such number or fraction of newly issued Parent ordinary shares that is equal to the Share Exchange Ratio (as defined in the Business Combination Agreement) and (ii) one Class A CSR (as defined below), one Class B CSR (as defined below) and one Class C CSR (as defined below) in each case, for each one whole Parent ordinary share issuable to such holder pursuant to the Business Combination Agreement at the effective time of the Noventiq Merger.

On April 18, 2024, the Company announced an offer to exchange certain global depositary receipts (“GDRs”) representing Noventiq ordinary shares in consideration for newly issued ordinary shares (the “Exchange Offer”), which Exchange Offer expired on May 10, 2024. To provide for the terms of the Exchange Offer, on May 13, 2024, the Company and Noventiq entered into Amendment No. 1 to Amended and Restated Business Combination Agreement (“Amendment No. 1 to A&R BCA”), by and between the Company and Noventiq. Amendment No. 1 to A&R BCA provides, among other things, that (i) the outstanding shares underlying the GDRs are to be excluded for purposes of determining the Per Share Merger Equity Consideration Value (as defined in the BCA) and (ii) Noventiq shall use commercially reasonable efforts to accept the forfeit and/or surrender and cancellation, as soon as reasonable practicable, of Noventiq’s outstanding shares underlying the GDRs that it acquired pursuant to the Exchange Offer. Each reference to the A&R BCA shall be deemed a reference to the A&R BCA, as amended by Amendment No. 1 to A&R BCA.

On October 28, 2020, CGA Sponsor LLC, a Delaware limited liability company (the “Sponsor”), paid $25,000, or approximately $0.003 per share, to the Company and Noventiq to cover certain expenses in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), of the Company. In November 2020, the Sponsor transferred 50,000 such Class B ordinary shares of the Company to each of the Company’s three independent directors (Alexandre Balkanski, John Mulkey, and Jason Park) in recognition of, and as compensation for, their future services to the Company. On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. As a result of the underwriters’ election to partially exercise their over-allotment option in connection with the Company’s initial public offering (the “Company Initial Public Offering”), 62,500 Founder Shares were forfeited for no consideration on December 23, 2020, resulting in 10,000,000 Founder Shares outstanding, of which, as of such date, 9,825,001 Founder Shares were held by the Sponsor and 58,333 Founder Shares were held by each of the Company’s three independent directors. As of the date of the amending and restating of the Business Combination Agreement, the Sponsor held 9,825,001 Founder Shares. Of these, 5,000,000 Company ordinary shares will be forfeited upon consummation of the Business Combination, and 1,500,000 Company ordinary shares (the “Alignment Shares”) are subject to forfeiture based on the gross proceeds raised from additional financings contemplated by the Business Combination Agreement, if any, by the Company and the cash balance of the Company’s trust account held for the benefit of its public shareholders as more fully described in the accompanying proxy statement/prospectus, but the consummation of the Business Combination is not subject to a minimum amount of additional financing having been raised. If (i) the cash balance of the Company’s trust account and the gross proceeds received from investors in additional financings (the “Additional Financing Investors”) is equal to or greater than $25 million upon consummation of the Business Combination, and (ii) the gross proceeds received from Additional Financing Investors is equal to or greater than $50 million prior to the date that is 180 days following the closing of the Business Combination, none of the Alignment Shares will be forfeited. An additional 2,000,000 Company ordinary shares (the “Sponsor Earnout Shares”) will be held in escrow and only released, in three equal instalments, upon the occurrence of certain milestone events as more fully described in the accompanying proxy statement/prospectus. Immediately prior to the effective time of the Company Merger, 3,800,000 Company Warrants held by the Sponsor shall be forfeited and returned to the Company for cancellation.

The Business Combination is expected to close in the second quarter of 2024, following the receipt of the required approval by the Company’s and Noventiq’s shareholders and the fulfilment of other customary closing conditions, such as the effectiveness of the Registration Statement on Form F-6 registering the ADSs (as defined in Note 1 to the notes to the unaudited condensed financial statements). There is no assurance that the Proposed Business Combination will be consummated by the Extended Date (as defined below) (or any such later date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association).

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

On April 2, 2024, Jerome “Jerry” Letter provided written notice to the Company of his resignation as the Company’s Chief Financial Officer, effective immediately. Mr. Letter’s resignation was not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Concurrently therewith, the Company’s current Co-Chairman and Chief Executive Officer, Marvin Tien, was appointed as acting Chief Financial Officer for the Company. Mr. Tien will retain his roles as Co-Chairman and Chief Executive Officer.

On April 3, 2024, Noventiq issued a press release announcing the appointment of Mr. Letter as Chief Financial Officer and Head of Corporate Development for Noventiq. A copy of the press release is attached hereto as Exhibit 99.1 and incorporated by reference herein.

Additionally, on April 3, 2024, Noventiq issued a press release announcing unaudited operating highlights for the nine months ended December 31, 2023. A copy of the press release is attached hereto as Exhibit 99.2 and incorporated by reference herein.

On April 3, 2024 and April 29, 2024, Noventiq provided supplemental information regarding the Business Combination (as defined below) in an investor presentation. Copies of the presentations are attached hereto as Exhibit 99.3 and Exhibit 99.4, respectively, and are incorporated by reference herein.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying condensed financial statements, at March 31, 2024, we had $21,531 in our operating bank account, and a working capital deficit of $4,990,531, and $331,901 of earnings and realized gains on the amounts remaining in the Trust Account after historical redemptions. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the notes to the unaudited condensed financial statements, as of March 31, 2024, the Company is indebted to the Sponsor and its affiliates for $2,192,961, which represents $1,912,961 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these condensed financial statements. The Company demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these condensed financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. Our scheduled liquidation date is June 30, 2024. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate after June 30, 2024. There is no assurance that the Company will complete the Proposed Business Combination with Noventiq before June 30, 2024, or at all.

Results of Operations

Our entire activity since inception through March 31, 2024 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates (see Note 1 to the notes to the unaudited condensed financial statements). As of March 31, 2024, $21,531 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended March 31, 2024, we had a net loss of $2,513,203, which consisted of earnings and realized gains on marketable securities held in the Trust Account of $55,782, offset by a change in the fair value of warrant liabilities of $1,863,067, and $705,918 in operating and formation costs.

For the three months ended March 31, 2023, we had a net loss of $2,381,252, which consisted of earnings and realized gains on marketable securities held in the Trust Account of $154,783, offset by a change in the fair value of warrant liabilities of $1,884,000 and $652,035 in operating and formation costs.

Related Party Transactions

Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B Ordinary Shares issued and outstanding as of such date. As a result of the underwriters’ election to partially exercise their over-allotment option, 62,500 Founder Shares were forfeited for no consideration on December 23, 2020, resulting in 10,000,000 Class B ordinary shares outstanding.

On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,161,589 and 10,244,938 shares of Class A ordinary shares issued and outstanding (336,589 and 419,938 of which are subject to possible redemption) and 175,000 and 175,000 shares of Class B ordinary shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2024, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through March 31, 2024.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the date of this filing and March 31, 2024, there were no outstanding Working Capital Loans under this arrangement.

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

For the three months ended March 31, 2024, the Company incurred $0 in fees for these services. For the three ended March 31, 2023, the Company incurred $0 in fees for these services, respectively, which is included in operating and formation costs on the unaudited condensed statements of operations. As of March 31, 2024 and December 31, 2023, there were $280,000 and $280,000 in fees outstanding for these services that are included in due to related party on the condensed balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of March 31, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $1,912,961 on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed balance sheet as of March 31, 2024. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of income and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report and are fully described in Note 2 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements. There have been no changes to our significant accounting policies from our Form 10-K.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. Furthermore, the Company’s management has concluded that the controls around the communication by executive management of all material agreements were not effectively designed or maintained.

Management identified a material weakness in our internal control over financial reporting due to a lack of effective controls related to the recording and disclosure of accrued and contingent liabilities and their related expenses. This material weakness resulted in a material misstatement of our deferred underwriting fee payable, accumulated deficit, and transaction costs which effect the total liabilities, total shareholders’ deficit, net income (loss) and basic and diluted net income (loss) per Class A redeemable, Class A nonredeemable and Class B ordinary shares as of and for the three and nine months ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed below.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units are currently listed on the Nasdaq and our Class A ordinary shares and warrants may also be listed following their date of separation. Although after giving effect to our Initial Public Offering we meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000), a minimum number of publicly traded securities (500,000) and a minimum number of holders of our securities (generally 300 public holders).
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
On May 10, 2024, the Company received a letter (the “Second Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Minimum Publicly Held Shares Requirement”). In accordance with Nasdaq rules, the Company has 45 days, or until June 24, 2024, to submit a plan to regain compliance with the Minimum Publicly Held Shares Requirement.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

3
1

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2024.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman, Chief Executive Officer, Director and Acting Chief Financial Officer

33