Form 10-Q
period 2024-06-30
Corner Growth Acquisition Corp.
filed 2024-08-14
CIK 1829953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	COOLU	N/A

Class A ordinary share, par value $0.0001 per Share	COOL	N/A

Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	COOLW	N/A

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

As of August 14, 2024, 10,122,942 Class A ordinary shares, par value $0.0001, and 175,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CORNER GROWTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1.Condensed Financial Statements.

CORNER GROWTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2024 AND AS OF DECEMBER 31, 2023

	As of	As of
	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$21,375	$21,631
Prepaid expenses	61,471	77,969
Total current assets	82,846	99,600
Cash and marketable securities held in Trust Account	3,737,286	4,553,517
Total Assets	$3,820,132	$4,653,117
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$2,379,514	$1,910,848
Due to shareholders	428,962	—
Accrued expenses	3,782,631	2,473,365
Total current liabilities	6,591,107	4,384,213
Warrant liabilities	4,188,760	1,297,866
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	17,779,867	12,682,079
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 297,942 shares at redemption value as of June 30, 2024 and 419,938 shares at redemption value as of December 31, 2023	3,308,324	4,553,517
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 9,825,000 issued and outstanding (excluding 297,942 and 419,938 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	982	982
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	—	—
Accumulated deficit	(17,269,059)	(12,583,479)
Total Shareholders’ Deficit	$(17,268,059)	$(12,582,479)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$3,820,132	$4,653,117

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the three	For the six	For the three	For the six
	months ended	months ended	months ended	months ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
Operating and formation costs	$1,088,768	$1,794,686	$1,238,047	$1,890,082
Loss from operations	(1,088,768)	(1,794,686)	(1,238,047)	(1,890,082)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	39,495	95,277	139,599	294,382
Transaction costs	—	—	(102,000)	(102,000)
Change in fair value of warrant liabilities	(1,027,827)	(2,890,894)	(209,333)	(2,093,333)
Net income (loss)	$(2,077,100)	$(4,590,303)	$(1,409,781)	$(3,791,033)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	335,740	366,390	1,106,657	1,148,813
Basic and diluted net income (loss) per Class A redeemable ordinary share	$(0.20)	$(0.44)	$(0.13)	$(0.34)
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	$(0.20)	$(0.44)	$(0.13)	$(0.34)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Class A		Class B
							Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, January 1, 2024	9,825,000	$982	175,000	$18	$—	$(12,583,479)	$(12,582,479)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(55,782)	(55,782)
Net loss	—	—	—	—	—	(2,513,203)	(2,513,203)
Balance, March 31, 2024	9,825,000	982	175,000	18	—	(15,152,464)	(15,151,464)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(39,495)	(39,495)
Net loss	—	—	—	—	—	(2,077,100)	(2,077,100)
Balance, June 30, 2024	9,825,000	$982	175,000	$18	$—	$(17,269,059)	$(17,268,059)

Balance, January 1, 2023	—	$—	10,000,000	$1,000	$—	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(154,783)	(154,783)
Net loss	—	—	—	—	—	(2,381,252)	(2,381,252)
Balance, March 31, 2023	—	$—	10,000,000	$1,000	$—	$(8,319,807)	$(8,318,807)
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	9,825,000	982	(9,825,000)	(982)	—	—	—
Accrual of deferred underwriting fee payable	—	—	—	—	—	(3,000,000)	(3,000,000)
Transaction cost allocation for change in deferred underwiting fee	—	—	—	—	—	102,000	102,000
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(139,599)	(139,599)
Net loss	—	—	—	—	—	(1,409,781)	(1,409,781)
Balance, June 30, 2023	9,825,000	$982	175,000	$18	$—	$(12,767,187)	$(12,766,187)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the six	For the six
	months ended	months ended
	June 30, 2024	June 30, 2023

Cash Flows from Operating Activities
Net income (loss)	$(4,590,303)	$(3,791,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(95,277)	(294,382)
Change in fair value of warrant liabilities	2,890,894	2,093,333
Transaction costs attributable to warrant liabilities	—	102,000
Changes in operating assets and liabilities:
Accrued expenses	1,309,266	795,275
Due to related party	468,666	937,876
Prepaid expenses	16,498	152,516
Net cash used in operating activities	(256)	(4,415)
Cash Flows from Investing Activities
Proceeds received from Trust Account	911,508	11,347,734
Net cash provided by investing activities	911,508	11,347,734
Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(911,508)	(11,347,734)
Net cash used in financing activities	(911,508)	(11,347,734)
Net change in cash	(256)	(4,415)
Cash at beginning of the period	21,631	31,547
Cash at end of the period	$21,375	$27,132
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$95,277	$294,382
Accrual of deferred underwriting fee payable	$—	$3,000,000
Due to shareholders	$428,962	—
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	$—	$982

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on December 21, 2020, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on March 28, 2024, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

On June 24, 2024, the Company held an Extraordinary General Meeting (the “ June 2024 Extraordinary General Meeting”), and in connection therewith the Company will file with the Registrar of Companies of the Cayman Islands a copy of the special resolution of the Company which resolved to approve an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities from June 30, 2024 to July 31, 2024 (the “New Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s Board of Directors to determine in their sole discretion to extend the New Extended Date by one-month increments up to three consecutive times to a date that is ultimately no later than October 31, 2024 (each such additional date, as extended, an “Additional Extended Date”), unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by the Company’s Board of Directors to be in the best interests of the Company or such earlier date as shall be determined by the Company's Board of Directors in its sole discretion.

In connection with the vote to approve the extension, the holders of 38,647 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.10 per share, for an aggregate redemption amount of approximately $428,962. After the satisfaction of such redemptions, the balance in the Company’s trust account will be approximately $3.3 million.

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

On June 21, 2024, the Company received a determination letter (the “Delisting Notification”) from Nasdaq stating that the Nasdaq Hearings Panel has determined to delist the Company’s securities from Nasdaq, due to the company’s non-compliance with Nasdaq’s IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Nasdaq determined to remove from listing our securities, which became effective at the opening of business on June 25, 2024, because the Company did not demonstrate compliance with such continued listing requirement by June 17, 2024. Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC, after applicable appeal periods have lapsed, which will remove the Company’s securities from listing and registration on Nasdaq. As of June 30, 2024, Nasdaq had not filed the Form 25.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Nasdaq Hearings Panel’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). In addition, Nasdaq may, on its own motion, determine to review the Nasdaq Hearings Panel’s decision within 45 days after the Company was notified of the decision. Notwithstanding, the Company’s request for a review will not stay the decision of the Panel.

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

On April 18, 2024, the Company announced an offer to exchange certain global depositary receipts (“GDRs”) representing Noventiq ordinary shares in consideration for newly issued ordinary shares (the “Exchange Offer”), which Exchange Offer expired on May 10, 2024. To provide for the terms of the Exchange Offer, on May 13, 2024, the Company and Noventiq entered into Amendment No. 1 to Amended and Restated Business Combination Agreement (“Amendment No. 1 to A&R BCA”), by and between the Company and Noventiq. Amendment No. 1 to A&R BCA provides, among other things, that (i) the outstanding shares underlying the GDRs are to be excluded for purposes of determining the Per Share Merger Equity Consideration Value (as defined in the BCA) and (ii) Noventiq shall use commercially reasonable efforts to accept the forfeit and/or surrender and cancellation, as soon as reasonable practicable, of Noventiq’s outstanding shares underlying the GDRs that it acquired pursuant to the Exchange Offer. Each reference to the A&R BCA shall be deemed a reference to the A&R BCA, as amended by Amendment No. 1 to A&R BCA. Please see Note 9 to the notes to the unaudited condensed financial statements for more information regarding the Business Combination Agreement.

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

Nasdaq determined to remove from listing our securities, which became effective at the opening of business on June 25, 2024. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law.

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

Liquidity and Going Concern

As of June 30, 2024, the Company had $21,375 in its operating bank accounts, $3,737,286 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $6,508,261.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4, as of June 30, 2024, the Company is indebted to the Sponsor and its affiliates for $2,379,514, which represents $2,099,514 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements-Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of these unaudited condensed financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate. There is no assurance that a Business Combination will be consummated by any such date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The accompanying condensed balance sheet as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of June 30, 2024. The Company did not have any cash equivalents as of December 31, 2023.

Marketable Securities Held in Trust Account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

At June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2023	419,938	$4,553,517
Less:
Payments to Class A ordinary shareholders for redemption of shares	(83,349)	(911,508)
Due to shareholders	(38,647)	(428,962)
Plus:
Remeasurement of carrying value to redemption value	—	95,277
Class A ordinary shares subject to possible redemption - June 30, 2024	297,942	3,308,324

In connection with the vote to approve the February 2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share. $78,018 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed. In connection with the vote to approve extension at the June 2024 Extraordinary Meeting, shareholders elected to redeem 38,647 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $428,962, or approximately $11.10 per share. The redemption payment of $428,962 is recorded as due to shareholders as of June 30, 2024 and the shareholders received their redemption payment on July 2, 2024. $42,492 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed. During the six months ended June 30, 2024, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $95,277 to reflect current earnings of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2024, the Company has not experienced losses on these accounts.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and six months ended June 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share for all periods presented, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2024 and 2023.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the three months ended		For the six months ended		For the three months ended		For the six months ended
	June 30, 2024		June 30, 2024		June 30, 2023 (Restated)		June 30, 2023 (Restated)
	Class A	Class A	Class A	Class A
	Redeemable	Nonredeemable	Redeemable	Nonredeemable	Class A	Class B	Class A	Class B
		and Class B		and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(67,471)	$(2,009,629)	$(162,240)	$(4,428,063)	$(140,469)	$(1,269,312)	$(390,641)	$(3,400,392)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	335,740	10,000,000	366,390	10,000,000	1,106,657	10,000,000	1,148,813	10,000,000
Basic and diluted net income (loss) per ordinary share	$(0.20)	$(0.20)	$(0.44)	$(0.44)	$(0.13)	$(0.13)	$(0.34)	$(0.34)

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

Note 4 — Related Party Transactions

Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share. In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B Ordinary Shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor forfeited 62,500 Class B Ordinary for no consideration, resulting in 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,122,942 and 10,244,938 shares of Class A ordinary shares issued and outstanding (297,942 and 419,938 of which are subject to possible redemption) and 175,000 and 175,000 shares of Class B ordinary shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of a business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of a business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2024, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through June 30, 2024.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, June 30, 2024 and December 31, 2023, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or (B) on December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the three and six months ended June 30, 2024 and 2023, the Company incurred $0 and $0, respectively, which is included in operating and formation costs on the unaudited condensed statements of operations. As of June 30, 2024 and December 31, 2023, there were $280,000 and 280,000 in fees outstanding for these services, respectively, that are included in due to related party on the condensed balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of June 30, 2024 and December 31, 2023, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $2,099,514 and $1,630,848, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed balance sheets as of June 30, 2024 and December 31, 2023. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

On June 23, 2023, the Company and the underwriter agreed to terminate the December 20, 2022 fee reduction agreement solely upon execution of a side letter in accordance with the duly executed Mutual Termination of Initial Fee Reduction Agreement. On June 23, 2023, in accordance with the duly executed Side Letter to Underwriting Agreement, the Company and the underwriter agreed to the following:

1.	Cantor will irrevocably forfeit $7,000,000 (instead of $10,000,000) of the aggregate $14,000,000 Original Fee that would otherwise be payable to it in cash pursuant to the Underwriting Agreement, resulting in a reduced fee of $7,000,000 (the “Fee”), which shall be payable in cash by the Company to Cantor upon consummation of a Business Combination, as originally set forth in the Underwriting Agreement.

2.	In addition, upon the consummation of the Business Combination, the Company shall pay to the Underwriter a non-refundable cash fee equal to 3.0% of:
●	(x) the aggregate maximum gross proceeds received or receivable in connection with any Equity Financing, including, without limitation, aggregate amounts committed by investors to purchase securities, whether or not all securities are issued upon consummation of the Business Combination, plus
●	(y) the gross proceeds received by the Company upon exercise of any warrants or other securities issued in connection with such Financing that are convertible into common stock of the Company;
●	the aggregate maximum principal amount of debt committed or available to be committed or available in connection with the Debt Financing (including, without limitation, in the case of an offering of debt securities, the aggregate maximum principal amount of securities committed to be purchased by investors), whether or not drawn down (or, in the case of an offering of debt securities, whether or not purchased) upon consummation of the business Combination; and
●	any proceeds received from the Trust Account in connection with the Business Combination.

The fees noted in items 1 and 2 above are contingent upon a successful completion of a Business Combination. There is no assurance that a Business Combination will be consummated by any such date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association. In accordance with the guidance in ASC Topic 450, Contingencies, the Company is required to record its best estimate of the loss if the amount of loss can be reasonably estimated. The fee amount noted in item 2 cannot be reasonably estimated or determinable at this time and as a result, is not recorded in the financial statements.

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

If the Proposed Business Combination does not close for any reason, and a termination fee is actually paid by Noventiq to the Company, the Sponsor or their affiliates, then the third party will be entitled to receive a $2,000,000 cash payment. Not withstanding the foregoing, to the extent the termination fee is not sufficient to cover the $2,000,000 cash payment, then the Sponsor and the third party will share the balance in an amount to be reasonably agreed to at the time. The Finder’s Fee Arrangement is included potential compensation payable to the third party.

On March 14, 2024, the Finder’s fee Arrangement was amended and restated which no longer provides the third party an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination. Instead, the parties have agreed that once the Sponsor has received ordinary shares from a successfully completed transaction and any earnouts or other contingent releases thereto, it shall distribute shares to the third party in accordance with the terms and conditions of the Sponsor operating agreement and the Amended and Restated Business Combination Agreement. In addition, the $2,000,000 cash payment to third party will be paid by Noventiq instead of the Sponsor and will be denominated as a Company transaction expense. In the event the Proposed Business Combination is not consummated and the Sponsor receives a termination fee, the third party shall receive $1,000,000 as complete satisfaction of the cash payment (see Note 9 to the notes to the unaudited condensed financial statements for more information).

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

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants if they are held by the Sponsor or its permitted transferees):

●	in whole and not in part;
●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares;
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Nasdaq determined to remove from listing our securities, which became effective at the opening of business on June 25, 2024. The Company’s public warrants, issued under a Warrant Agreement, dated December 16, 2020, by and between the Company and Continental Stock Transfer & Trust Company, will remain outstanding.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022, there were 1,191,437 Class A ordinary shares issued or outstanding all of which are considered temporary equity. On December 20, 2022, in connection with the December 2022 Extraordinary General Meeting, certain shareholders exercised their right to redeem 38,808,563 Class A ordinary shares at a redemption price of approximately $10.14 per share, resulting in redemption payments out of the Trust Account totaling $393,676,799. The redemption payments included the proportionate share of Trust Account earnings in the amount of $5,591,169. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding. On June 20, 2023, in connection with the June 2023 Extraordinary General Meeting, shareholders elected to redeem 771,499 additional Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $8,085,078, or approximately $10.48 per share which includes $370,088 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 419,938 Class A ordinary shares remained issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and at December 31, 2023, the Company has an aggregate of 10,244,938 shares of Class A ordinary shares (419,938 of which are subject to possible redemption) issued and outstanding. On February 29, 2024, in connection with the vote to approve the February 2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share which includes $78,018 of earnings in the trust account not previously withdrawn. In connection with the vote to approve the extension at the June 2024 Extraordinary Meeting, shareholders elected to redeem 38,647 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $428,962, or approximately $11.10 per share. $42,492 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed. As of June 30, 2024, the Company has an aggregate of 10,122,942 shares of Class A ordinary shares (297,942 of which are subject to possible redemption) issued and outstanding. The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at June 30, 2024, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for- one basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the sum of the total number of Class A ordinary shares and Class B ordinary shares issued upon completion of the Initial Public Offering plus the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
Description	Level	2024	2023
Assets:
Cash and Marketable securities held in Trust Account	1	$3,737,286	$4,553,517

At June 30, 2024 and December 31, 2023, $3,737,286 and $0, of the balance held in the Trust Account was held in cash, respectively. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,		December 31,
Description	Level	2024	Level	2023
Liabilities:
Warrant Liability – Public Warrants	2	$2,668,000	1	$826,666
Warrant Liability – Private Placement Warrants	2	$1,520,760	2	$471,200
Total Warrant Liabilities		$4,188,760		$1,297,866

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2023 is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The subsequent measurement of the Public Warrants as of June 30, 2024 is classified as Level 2. Due to the delisting of the Public Warrants at the opening of business on June 25, 2024, the last quoted price on Nasdaq was at market close on June 24, 2024 and the Public Warrants have not been traded on any other market since the delisting on Nasdaq. The Company has determined that the last traded price on Nasdaq is indicative of fair value due to the proximity of the last quoted price to June 30, 2024. The Private Placement Warrants as of June 30, 2024 and December 31, 2023 are classified as Level 2 due to the use of quoted prices for similar assets that are not active.

As of June 30, 2024, the Public Warrants and Private Placement Warrants were determined to be $0.20 and $0.20 per warrant for aggregate values of approximately $2.7 million and $1.5 million, respectively. As of December 31, 2023, the Public Warrants and Private Placement Warrants were determined to be $0.06 and $0.06, respectively, per warrant for aggregate values of approximately $0.8 million and $0.5 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$228,000	$400,000	$628,000
Change in valuation inputs or other assumptions	684,000	1,200,000	1,884,000
Fair value as of March 31, 2023	912,000	1,600,000	2,512,000
Change in valuation inputs or other assumptions	76,000	133,333	209,333
Fair value as of June 30, 2023	$988,000	$1,733,333	$2,721,333

Fair value as of December 31, 2023	$471,200	$826,666	$1,297,866
Change in valuation inputs or other assumptions	676,400	1,186,667	1,863,067
Fair value as of March 31, 2024	$1,147,600	$2,013,333	$3,160,933
Change in valuation inputs or other assumptions	373,160	654,667	1,027,827
Fair value as of June 30, 2024	$1,520,760	$2,668,000	$4,188,760

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. There were no transfers in or out of Level 3 for the three and six months ended June 30, 2023. As of December 31, 2023, the Private Placement Warrants were valued based on quoted prices for similar assets and were transferred out of Level 3.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the condensed financial statements, except as described below.

Extraordinary General Meetings

On July 31, 2024, pursuant to Article 49.7 of the Amended Articles of Association, the Company’s board of directors approved an extension of the date by which the Company must consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities from July 31, 2024 to August 31, 2024.

Business Combination Agreement

On July 3, 2024, the parties to the Business Combination Agreement, the Sponsor, Noventiq Holding Company, an exempted company limited by shares incorporated under the laws of the Cayman Islands, and Noventiq Merger 1 Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Noventiq Holding Company, entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed (i) to mutually terminate the Business Combination Agreement and all other Transaction Documents (as defined in the Business Combination Agreement) (collectively, the “Ancillary Agreements”) and (ii) to a mutual release of all claims related to the Business Combination Agreement and the transactions contemplated thereby. The mutual termination of the Business Combination Agreement and the Ancillary Agreements is effective as of July 3, 2024. The parties agreed to terminate the Business Combination Agreement as a result of the current unfavourable SPAC market conditions and other factors.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is null and void, without any liability on the part of any party thereto or its respective affiliates, officers, directors or shareholders, except as provided in the Settlement Agreement. In accordance with the Settlement Agreement, Noventiq shall pay $10,500,000 to or for the benefit of the Company. The Company will use the proceeds received pursuant to the Settlement Agreement to pay its expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 24, 2024, the Company held an Extraordinary General Meeting (the “ June 2024 Extraordinary General Meeting”), and in connection therewith the Company will file with the Registrar of Companies of the Cayman Islands a copy of the special resolution of the Company which resolved to approve an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities from June 30, 2024 to July 31, 2024 (the “New Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s Board of Directors to determine in their sole discretion to extend the New Extended Date by one-month increments up to three consecutive times to a date that is ultimately no later than October 31, 2024 (each such additional date, as extended, an “Additional Extended Date”), unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by the Company's Board of Directors to be in the best interests of the Company or such earlier date as shall be determined by the Company's Board of Directors in its sole discretion.

In connection with the vote to approve the extension, the holders of 38,647 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.10 per share, for an aggregate redemption amount of approximately $428,962. After the satisfaction of such redemptions, the balance in the Company’s trust account will be approximately $3.3 million.

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

On June 21, 2024, the Company received the Delisting Notification from Nasdaq stating that the Nasdaq Hearings Panel has determined to delist the Company’s securities from Nasdaq, due to the company’s non-compliance with Nasdaq’s IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Nasdaq determined to remove from listing our securities, which became effective at the opening of business on June 25, 2024, because the Company did not demonstrate compliance with such continued listing requirement by June 17, 2024. Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC, after applicable appeal periods have lapsed, which will remove the Company’s securities from listing and registration on Nasdaq. As of June 30, 2024, Nasdaq had not filed the Form 25.

Pursuant to the Delisting Notification, the Company has a period of 15 days from the date of the Delisting Notification to submit a written request for a review of the Nasdaq Hearings Panel’s delisting determination by the Listing Council. In addition, Nasdaq may, on its own motion, determine to review the Nasdaq Hearings Panel’s decision within 45 days after the Company was notified of the decision. Notwithstanding, the Company’s request for a review will not stay the decision of the Panel.

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

On July 3, 2024, the parties to the Business Combination Agreement, the Sponsor, Noventiq Holding Company, an exempted company limited by shares incorporated under the laws of the Cayman Islands, and Noventiq Merger 1 Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Noventiq Holding Company, entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed (i) to mutually terminate the Business Combination Agreement and all other Transaction Documents (as defined in the Business Combination Agreement) (collectively, the “Ancillary Agreements”) and (ii) to a mutual release of all claims related to the Business Combination Agreement and the transactions contemplated thereby. The mutual termination of the Business Combination Agreement and the Ancillary Agreements is effective as of July 3, 2024. The parties agreed to terminate the Business Combination Agreement as a result of the current unfavourable SPAC market conditions and other factors.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is null and void, without any liability on the part of any party thereto or its respective affiliates, officers, directors or shareholders, except as provided in the Settlement Agreement. In accordance with the Settlement Agreement, Noventiq shall pay $10,500,000 to or for the benefit of the Company. The Company will use the proceeds received pursuant to the Settlement Agreement to pay its expenses.

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

If we are unable to complete a Business Combination by the New Extended Date or Additional Extended Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law (see Note 9 to the notes to the unaudited condensed financial statements for more information).

In April 2024, Jerome “Jerry” Letter provided written notice to the Company of his resignation as the Company’s Chief Financial Officer, effective immediately. Mr. Letter’s resignation was not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Concurrently therewith, the Company’s current Co-Chairman and Chief Executive Officer, Marvin Tien, was appointed as acting Chief Financial Officer for the Company. Mr. Tien will retain his roles as Co-Chairman and Chief Executive Officer.

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying condensed financial statements, at June 30, 2024, we had $21,375 in our operating bank account, and a working capital deficit of $6,508,261, and $328,904 of cumulative earnings and realized gains on the amounts remaining in the Trust Account after historical redemptions. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. The terms of such loans have not been determined and no written agreements exist with respect to such loans. However, as discussed in Note 4 to the notes to the unaudited condensed financial statements, as of June 30, 2024, the Company is indebted to the Sponsor and its affiliates for $2,379,514, which represents $2,099,514 of operating and formation costs paid by these related parties on the Company’s behalf, along with $280,000 of unpaid administrative fees. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through a reasonable period of time, which is considered one year from the issuance of these condensed financial statements. The Company demonstrates other adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these condensed financial statements. These other adverse conditions are negative financial trends, specifically working capital deficiency and other adverse key financial ratios. Our scheduled liquidation date is July 31, 2024 (see Note 9 to the notes to the unaudited condensed financial statements for more information). No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate. There is no assurance that a Business Combination will be consummated by any such date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association.

Results of Operations

Our entire activity since inception through June 30, 2024 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates (see Note 1 to the notes to the unaudited condensed financial statements). As of June 30, 2024, $21,375 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three and six months ended June 30, 2024, we had a net loss of $2,077,100, and $4,590,303, respectively, which consisted of earnings and realized gains on marketable securities held in the Trust Account of $39,495 and 95,277, respectively, offset by a change in the fair value of warrant liabilities of $1,027,827 and 2,890,894, respectively, and $1,088,768 and $1,794,686, respectively, in operating and formation costs.

For the three and six months ended June 30, 2023, we had a net loss of $1,409,781 and $3,791,033, respectively, which consisted of earnings and realized gains on marketable securities held in the Trust Account of $139,599 and $294,382, respectively, offset by a change in the fair value of warrant liabilities of $209,333 and $2,093,333, respectively, transaction costs of $102,000 and $102,000, respectively, and $1,238,047 and $1,890,082, respectively, in operating and formation costs.

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

On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,122,942 and 10,244,938 shares of Class A ordinary shares issued and outstanding (297,942 and 419,938 of which are subject to possible redemption) and 175,000 and 175,000 shares of Class B ordinary shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2024, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through June 30, 2024.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the date of this filing and June 30, 2024, there were no outstanding Working Capital Loans under this arrangement.

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

For the three and six months ended June 30, 2024, the Company incurred $0 in fees for these services. For the three and six months ended June 30, 2023, the Company incurred $0 in fees for these services, respectively, which is included in operating and formation costs on the unaudited condensed statements of operations. As of June 30, 2024 and December 31, 2023, there were $280,000 and $280,000 in fees outstanding for these services that are included in due to related party on the condensed balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of June 30, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $2,099,514 on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed balance sheet as of June 30, 2024. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex financial instruments were not effectively designed or maintained. Furthermore, the Company’s management has concluded that the controls around the communication by executive management of all material agreements were not effectively designed or maintained.

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

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three and six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits

Exhibit Number	Description
3.1

Amendment, dated June 24, 2024, to Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2024, File No. 001-39814).

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

10.1

Amendment No. 1 to Sponsor Letter Agreement, dated as of July 3, 2024, by and among Corner Growth Acquisition Corp. CGA Sponsor, LLC, and Marvin Tien, John Cadeddu, Alexander Balkanski, John Mulkey, and Jason Park (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2024, File No. 001-39814).

10.2

Settlement Agreement, dated as of July 3, 2024, by and among CGA Sponsor, LLC, Corner Growth Acquisition Corp., Noventiq Holdings PLC, Noventiq Holding Company, Noventiq Merger 1 Limited and Corner Growth APC Merger Sub, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 5, 2024, File No. 001-39814).

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

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2024.

CORNER GROWTH ACQUISITION CORP.

By:	/s/ Marvin Tien
Name:	Marvin Tien
Title:	Co-Chairman, Chief Executive Officer, Director and Acting Chief Financial Officer