Form 10-Q
period 2024-09-30
Corner Growth Acquisition Corp.
filed 2024-11-27
CIK 1829953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______

Commission File Number: 001-39814

CORNER GROWTH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1563902
(State of organization)	(I.R.S. Employer Identification No.)

418 Broadway, #6183

Albany, NY 12207

(Address of principal executive offices)

(347) 268-7868

Registrant’s telephone number, including area code

Former name, former address and former fiscal year, if changed since last report

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	COOLU	N/A
Class A ordinary share, par value $0.0001 per Share	COOL	N/A
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	COOLW	N/A

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

There are 9,998,653 Class A Ordinary Shares and 175,000 Class B Ordinary Shares outstanding as of November 27, 2024.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CORNER GROWTH ACQUISITION CORP.

Condensed Balance Sheets (Unaudited) as of

September 30, 2024 and December 31, 2023

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$-	$21,631
Prepaid expenses	-	77,969
Total current assets	-	99,600
Cash and marketable securities held in Trust Account	3,344,071	4,553,517
Total Assets	$3,344,071	$4,653,117
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$-	$1,910,848
Due to shareholders		-
Accrued expenses	2,812	2,473,365
Total current liabilities	2,812	4,384,213
Warrant liabilities	426,667	1,297,866
Deferred underwriting fee payable	-	7,000,000
Total Liabilities	429,479	12,682,079
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 297,942 shares at redemption value as of September 30, 2024 and 419,938 shares at redemption value as of December 31, 2023	3,344,071	4,553,517
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 9,825,000 issued and outstanding (excluding 297,942 and 419,938 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	982	982
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	5,761,840	-
Accumulated deficit	(6,192,319)	(12,583,479)
Total Shareholders’ Deficit	$(429,479)	$(12,582,479)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$3,344,071	$4,653,117

See accompanying notes to condensed financial statements

CORNER GROWTH ACQUISITION CORP.

Condensed Statements of Operations (Unaudited)

	For the three months ended September 30, 2024	For the nine months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2023 Restated
Operating and formation costs	$(166,705)	$(1,961,391)	$422,865	$2,312,947
Loss from operations	(166,705)	(1,961,391)	(422,865)	(2,312,947)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	35,747	131,024	57,747	352,129
Transaction costs	-	-	-	(102,000)
Debt forgiveness	785,352	785,352	-	-
Change in fair value of warrant liabilities	3,458,093	567,199	1,046,667	(1,046,666)
Net income (loss)	$4,112,487	$(477,816)	$681,549	$(3,109,484)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	316,738	343,407	419,938	903,185
Basic and diluted net income (loss) per Class A redeemable ordinary share	$0.40	$(0.05)	$0.07	$(0.29)
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	$0.40	$(0.05)	$0.07	$(0.29)

See accompanying notes to condensed financial statements

CORNER GROWTH ACQUISITON CORP.

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, January 1, 2024	9,825,000	$982	175,000	$18	$-	$(12,583,479)	$(12,582,479)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(55,782)	(55,782)
Net loss	-	-	-	-	-	(2,513,203)	(2,513,203)
Balance, March 31, 2024	9,825,000	982	175,000	18	-	(15,152,464)	(15,151,464)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(39,495)	(39,495)
Net loss	-	-	-	-	-	(2,077,100)	(2,077,100)
Balance, June 30, 2024	9,825,000	$982	175,000	$18	$-	$(17,269,059)	$(17,268,059)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(35,747)	(35,747)
Cancellation of Private Warrants					304,000		304,000
Forgivness of due to related party balance					5,457,840		5,457,840
Waiver of deferred underwriting commissions by underwriter						7,000,000	7,000,000
Net Profit	-	-	-	-	-	4,112,487	4,112,487
Balance, September 30, 2024	9,825,000	$982	175,000	$18	$5,761,840	$(6,192,319)	$(429,479)

Balance, January 1, 2023	-	$-	10,000,000	$1,000	$-	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(154,783)	(154,783)
Net loss	-	-	-	-	-	(2,381,252)	(2,381,252)
Balance, March 31, 2023	-	$-	10,000,000	$1,000	$-	$(8,319,807)	$(8,318,807)
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	9,825,000	982	(9,825,000)	(982)
Accrual of deferred underwriting fee payable (restated)	-	-	-	-	-	(3,000,000)	(3,000,000)
Transaction cost allocation for change in deferred underwiting fee (restated)	-	-	-	-	-	102,000	102,000
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(139,599)	(139,599)
Net loss (restated)	-	-	-	-	-	(1,409,781)	(1,409,781)
Balance, June 30, 2023 (restated)	9,825,000	$982	175,000	$18	$-	$(12,767,187)	$(12,766,187)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(57,747)	(57,747)
Net income	-	-	-	-	-	681,549	681,549
Balance, September 30, 2023	9,825,000	$982	175,000	$18	$-	$(12,143,385)	$(12,142,385)

See accompanying notes to condensed financial statements

CORNER GROWTH ACQUISITON CORP.

Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023 Restated

Cash Flows from Operating Activities
Net income (loss)	$(477,816)	$(3,109,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(131,024)	(352,129)
Debt Forgiveness	(785,352)
Change in fair value of warrant liabilities	(567,199)	1,046,666
Transaction costs attributable to warrant liabilities	-	102,000
Changes in operating assets and liabilities:
Accrued expenses	1,391,376	1,124,208
Due to related party	470,416	1,100,212
Prepaid expenses	77,969	78,741
Net cash used in operating activities	(21,630)	(9,786)
Cash Flows from Investing Activities
Proceeds received from Trust Account	1,340,470	11,347,734
Net cash provided by investing activities	1,340,470	11,347,734
Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(1,340,470)	(11,347,734)
Net cash used in financing activities	(1,340,470)	(11,347,734)
Net change in cash	(21,630)	(9,786)
Cash at beginning of the period	21,631	31,547
Cash at end of the period	$1	$21,761
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$(131,024)	$(352,129)
(Waiver) / Accrual of deferred underwriting fee payable	(7,000,000)	3,000,000
Cancellation of private warrants	304,000	-
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	-	982
Forgivness of due to related parties	2,381,264	-
Operting expense liability assumed by related party	3,076,576	-

See accompanying notes to condensed financial statements

CORNER GROWTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

The Company’s original sponsor is CGA Sponsor LLC, a Delaware limited liability company (the “Original Sponsor”).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,600,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement (the “Private Placement”) to CGA Sponsor LLC, generating gross proceeds of $11,400,000, which is described in Note 4.

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

The Company will provide holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480. In such case, the Company will proceed with a Business Combination if the Company has the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non- public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

On August 15, 2024, the Company, CGA Sponsor, LLC (the "Original Sponsor"), Ringwood Field, LLC (the "New Sponsor"), and Alexandre Balkanski, John Mulkey, and Jason Park entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred to the New Sponsor an aggregate of 5,895,000 Class A Ordinary Shares of the Company; (b) the New Sponsor executed a joinder agreement (the "Joinder") to become a party to that certain letter agreement, dated December 16, 2020 ("Letter Agreement"), and that certain Registration Rights Agreement, dated December 16, 2020 ("Registration Rights Agreement"), each originally entered into in connection with the Company’s initial public offering ("IPO"), among the Company, the Original Sponsor, and certain equity holders of the Company; (c) the Original Sponsor and holders of Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf (the "POA Agreements"); (d) the Original Sponsor entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) to cancel an aggregate of 7,600,000 private placement warrants purchased by the Original Sponsor at the time of the IPO; and (e) certain creditors agreed to cancel or reduce the amounts owed to them by the Company and assigned the liability for any remaining amounts to the Original Sponsor (the "Debt Cancellation Agreements"). Additionally, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter of the IPO, entered into an agreement (the "Underwriter Agreements") whereby Cantor agreed to accept shares of the Company following any business combination in lieu of cash deferred commissions owed from the IPO.

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

On August 13, 2024, the Company received a final delisting notice from Nasdaq, notifying the Company of its decision to delist the Company’s shares from the Nasdaq Stock Market. The delisting was due to violations of Nasdaq Listing Rule IM-5101-2, which requires a special purpose acquisition company (SPAC) to complete one or more business combinations within 36 months of its initial public offering (IPO), as well as the failure to meet the minimum requirement of 500,000 publicly held shares under Nasdaq Listing Rule 5550(a)(4).

As a result, the Company’s shares were suspended from trading at the open of business on August 14, 2024. The Company chose not to appeal the Nasdaq Panel's decision.

A Form 25-NSE was filed with the Securities and Exchange Commission, which will formally remove the Company’s securities from listing and registration on Nasdaq. The Company is currently evaluating alternative options, including over-the-counter (OTC) trading and potential future re-listings, in order to maximize shareholder value.

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

On October 28, 2020, CGA Sponsor LLC (the “Original Sponsor”), paid $25,000, or approximately $0.003 per share, to the Company and Noventiq to cover certain expenses in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), of the Company. In November 2020, the Sponsor transferred 50,000 such Class B ordinary shares of the Company to each of the Company’s three independent directors (Alexandre Balkanski, John Mulkey, and Jason Park) in recognition of, and as compensation for, their future services to the Company. On December 16, 2020, the Company effected a share capitalization, resulting in 10,062,500 Founder Shares issued and outstanding as of such date. As a result of the underwriters’ election to partially exercise their over-allotment option in connection with the Company’s initial public offering (the “Company Initial Public Offering”), 62,500 Founder Shares were forfeited for no consideration on December 23, 2020, resulting in 10,000,000 Founder Shares outstanding, of which, as of such date, 9,825,001 Founder Shares were held by the Sponsor and 58,333 Founder Shares were held by each of the Company’s three independent directors. As of the date of the amending and restating of the Business Combination Agreement, the Sponsor held 9,825,001 Founder Shares. Of these, 5,000,000 Company ordinary shares will be forfeited upon consummation of the Business Combination, and 1,500,000 Company ordinary shares (the “Alignment Shares”) are subject to forfeiture based on the gross proceeds raised from additional financings contemplated by the Business Combination Agreement, if any, by the Company and the cash balance of the Company’s trust account held for the benefit of its public shareholders as more fully described in the accompanying proxy statement/prospectus, but the consummation of the Business Combination is not subject to a minimum amount of additional financing having been raised. If (i) the cash balance of the Company’s trust account and the gross proceeds received from investors in additional financings (the “Additional Financing Investors”) is equal to or greater than $25 million upon consummation of the Business Combination, and (ii) the gross proceeds received from Additional Financing Investors is equal to or greater than $50 million prior to the date that is 180 days following the closing of the Business Combination, none of the Alignment Shares will be forfeited. An additional 2,000,000 Company ordinary shares (the “Sponsor Earnout Shares”) will be held in escrow and only released, in three equal instalments, upon the occurrence of certain milestone events as more fully described in the accompanying proxy statement/prospectus.

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

Liquidity and Going Concern

As of September 30, 2024, the Company had $0 in its operating bank accounts, $3,344,071 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $2,813.

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

In order to finance transaction costs in connection with the intended Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as required. As of August 15, 2024, in connection with the sale of the Original Sponsor’s stake to the New Sponsor, the Company’s outstanding liabilities amounting to $5,457,840 were transferred to the Original Sponsor. This included $5,177,840 of operating and formation costs and $280,000 of unpaid administrative fees.

As a result of the transaction, the Company had no outstanding liabilities to the former Sponsor as of September 30, 2024, with all debts effectively settled upon the transfer.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The accompanying condensed balance sheet as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of September 30, 2024. The Company did not have any cash equivalents as of December 31, 2023.

Marketable Securities Held in Trust Account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

At September 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2023	419,938	$4,553,517
Less:
Payments to Class A ordinary shareholders for redemption of shares	(83,349)	(911,508)
Due to shareholders	(38,647)	(428,962)
Plus:
Remeasurement of carrying value to redemption value	—	95,277
Class A ordinary shares subject to possible redemption - September 30, 2024	297,942	3,308,324

In connection with the vote to approve the February 2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share. $78,018 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed. In connection with the vote to approve extension at the June 2024 Extraordinary Meeting, shareholders elected to redeem 38,647 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $428,962, or approximately $11.10 per share. $42,492 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed. During the nine months ended September 30, 2024, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $131,024 to reflect current earnings of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2024, the Company has not experienced losses on these accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended September 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share for all periods presented, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2024 and 2023.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the three months ended		For the nine months ended		For the three months ended		For the nine months ended
	September 30, 2024		September 30, 2024		September 30, 2023		September 30, 2023 (Restated)
	Class A	Class A	Class A	Class A
	Redeemable	Nonredeemable	Redeemable	Nonredeemable	Class A	Class B	Class A	Class B
		and Class B		and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$126,259	$3,986,227	$(162,240)	$(4,428,063)	$(140,469)	$(1,269,312)	$(390,641)	$(3,400,392)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	316,738	10,000,000	343,407	10,000,000	1,106,657	10,000,000	1,148,813	10,000,000
Basic and diluted net income (loss) per ordinary share	$0.40	$0.40	$(0.05)	$(0.05)	$(0.13)	$(0.13)	$(0.34)	$(0.34)

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

Note 4 — Related Party Transactions Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share. In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B Ordinary Shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor forfeited 62,500 Class B Ordinary for no consideration, resulting in 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,122,942 and 10,244,938 shares of Class A ordinary shares issued and outstanding (297,942 and 419,938 of which are subject to possible redemption) and 175,000 and 175,000 shares of Class B ordinary shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation- Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date.

Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of a business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of a business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2024, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through September 30, 2024.

On August 15, 2024, the Company, the Original Sponsor, CGA Sponsor, LLC, and the New Sponsor, Ringwood Field, LLC, entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred to the New Sponsor an aggregate of 5,895,000 Class A Ordinary Shares of the Company; (b) the New Sponsor executed a joinder agreement to become a party to that certain letter agreement, dated December 16, 2020 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 16, 2020 (“Registration Rights Agreement”), each originally entered into in connection with the Company’s initial public offering (“IPO”), among the Company, the Original Sponsor, and certain equity holders of the Company; and (c) the Original Sponsor and holders of the Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,600,000 Private Placement Warrants at a price of $1.50 per warrant for an aggregate purchase price of $11,400,000. Each warrant was exercisable to purchase one Class A ordinary share at $11.50 per share. However, in connection with the transfer of the Sponsor’s stake to the New Sponsor on August 15, 2024, the Private Placement Warrants were canceled, and as a result, no further obligations or rights exist with respect to these warrants.

The Sponsor and the Company’s officers and directors had previously agreed, subject to limited exceptions, not to transfer, assign, or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, September 30, 2024 and December 31, 2023, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or (B) on December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the three and nine months ended September 30, 2024 and 2023, the Company incurred $0 and $0, respectively, which is included in operating and formation costs on the unaudited condensed statements of operations. As of September 30, 2024 and December 31, 2023, there were $280,000 and 280,000 in fees outstanding for these services, respectively, that are included in due to related party on the condensed balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of September 30, 2024, and December 31, 2023, the Sponsor and affiliates of the Sponsor had paid operating and formation costs of $2,101,264 and $1,630,848, respectively, on behalf of the Company. These amounts were initially recorded as liabilities owed to the Sponsor and included in "Due to Related Party" on balance sheets. However, in connection with the transfer of the Original Sponsor’s stake to the New Sponsor on August 15, 2024, all outstanding liabilities were assumed by Original Sponsor and subsequently discharged. As a result, no further amounts remain payable to the Original Sponsor as of September 30, 2024. The  New Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

However, on August 15, 2024, as part of the change in sponsor in connection with the share purchase agreement, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter from the IPO, entered into an agreement under which Cantor agreed to accept a certain number of shares of the Company following the completion of a Business Combination, in lieu of the cash deferred commissions owed from the IPO.

The fees noted in items 1, 2  and additional note above are contingent upon the successful completion of a Business Combination. There is no assurance that a Business Combination will be consummated by any such date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association. In accordance with the guidance in ASC Topic 450, Contingencies, the Company is required to record its best estimate of the loss if the amount of loss can be reasonably estimated. The fee amount noted in item 2 cannot be reasonably estimated or determinable at this time and as a result, is not recorded in the financial statements.

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

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume- weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Nasdaq removed our securities from listing, which became effective at the opening of business on August 14, 2024. The Company’s public warrants, issued under a Warrant Agreement dated December 16, 2020, between the Company and Continental Stock Transfer & Trust Company, remain outstanding and unaffected by the delisting

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022, there were 1,191,437 Class A ordinary shares issued or outstanding all of which are considered temporary equity. On December 20, 2022, in connection with the December 2022 Extraordinary General Meeting, certain shareholders exercised their right to redeem 38,808,563 Class A ordinary shares at a redemption price of approximately $10.14 per share, resulting in redemption payments out of the Trust Account totaling $393,676,799. The redemption payments included the proportionate share of Trust Account earnings in the amount of $5,591,169. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding. On June 20, 2023, in connection with the June 2023 Extraordinary General Meeting, shareholders elected to redeem 771,499 additional Class A ordinary shares, resulting in redemption payments out of the Trust Account totaling $8,085,078, or approximately $10.48 per share which includes $370,088 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 419,938 Class A ordinary shares remained issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and at December 31, 2023, the Company has an aggregate of 10,244,938 shares of Class A ordinary shares (419,938 of which are subject to possible redemption) issued and outstanding. On February 29, 2024, in connection with the vote to approve the February 2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share which includes $78,018 of earnings in the trust account not previously withdrawn. In connection with the vote to approve the extension at the June 2024 Extraordinary Meeting, shareholders elected to redeem 38,647 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $428,962, or approximately $11.10 per share. $42,492 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed. As of September 30, 2024, the Company has an aggregate of 10,122,942 shares of Class A ordinary shares (297,942 of which are subject to possible redemption) issued and outstanding. The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at September 30, 2024, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.

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

On August 15, 2024, the Original Sponsor, CGA Sponsor, LLC, transferred an aggregate of 5,895,000 Class A Ordinary Shares of the Company to the New Sponsor, Ringwood Field, LLC. Additionally, the Original Sponsor and certain other holders of Class B Founder Shares granted the New Sponsor the irrevocable right to vote the Founder Shares on their behalf and to take certain other actions as necessary.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,	December 31,
Description	Level	2024	2023
Assets:
Cash and Marketable securities held in Trust Account	1	$3,344,071	$4,553,517

At September 30, 2024 and December 31, 2023, $3,344,071 and $0, of the balance held in the Trust Account was held in cash, respectively. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,		December 31,
Description	Level	2024	Level	2023
Liabilities:
Warrant Liability – Public Warrants	2	$426,667	1	$826,666
Warrant Liability – Private Placement Warrants	2	$-	2	$471,200
Total Warrant Liabilities		$426,667		$1,297,866

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2023, is classified as Level 1 due to quoted prices in an active market since February 8, 2021. The subsequent measurement of the Public Warrants as of September 30, 2024, is classified as Level 2. Following the delisting of the Public Warrants on August 14, 2024, the last quoted price on Nasdaq was at market close on August 13, 2024. The Public Warrants have not traded on any other market since the delisting. The Company used the last traded price on Nasdaq as an initial reference for valuation; however, the final valuation was determined using a Monte Carlo simulation to model the fair value of similar asset classes as of September 30, 2024.

The Private Placement Warrants, which were previously measured using Level 2 inputs due to the use of quoted prices for similar, non-active assets, were also valued using Monte Carlo simulation techniques. As part of the sponsor change on August 15, 2024, the Private Placement Warrants were canceled and removed from the balance sheet as of that date.

2023, the Public Warrants and Private Placement Warrants were each valued at $0.06 per warrant, resulting in aggregate values of approximately $0.8 million and $0.5 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$228,000	$400,000	$628,000
Change in valuation inputs or other assumptions	684,000	1,200,000	1,884,000
Fair value as of March 31, 2023	912,000	1,600,000	2,512,000
Change in valuation inputs or other assumptions	76,000	133,333	209,333
Fair value as of June 30, 2023	988,000	1,733,333	2,721,333
Change in valuation inputs or other assumptions	(380,000)	(666,667)	(1,046,667)
Fair value as of September 30, 2023	$608,000	$1,066,666	$1,674,666

Fair value as of December 31, 2023	$471,200	$826,666	$1,297,866
Change in valuation inputs or other assumptions	676,400	1,186,667	1,863,067
Fair value as of March 31, 2024	$1,147,600	$2,013,333	$3,160,933
Change in valuation inputs or other assumptions	373,160	654,667	1,027,827
Fair value as of June 30, 2024	$1,520,760	$2,668,000	$4,188,760
Change in valuation inputs or other assumptions	(1,216,760)	(2,241,333)	(3,458,093)
Cancellation of Private Warrants	(304,000)	-	(304,000)
Fair value as of September 30, 2024	-	426,667	426,667

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

On August 15, 2024, the Company, CGA Sponsor, LLC (the "Original Sponsor"), Ringwood Field, LLC (the "New Sponsor"), and Alexandre Balkanski, John Mulkey, and Jason Park entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred to the New Sponsor an aggregate of 5,895,000 Class A Ordinary Shares of the Company; (b) the New Sponsor executed a joinder agreement (the "Joinder") to become a party to that certain letter agreement, dated December 16, 2020 ("Letter Agreement"), and that certain Registration Rights Agreement, dated December 16, 2020 ("Registration Rights Agreement"), each originally entered into in connection with the Company’s initial public offering ("IPO"), among the Company, the Original Sponsor, and certain equity holders of the Company; (c) the Original Sponsor and holders of Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf (the "POA Agreements"); (d) the Original Sponsor entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) to cancel an aggregate of 7,600,000 private placement warrants purchased by the Original Sponsor at the time of the IPO; and (e) certain creditors agreed to cancel or reduce the amounts owed to them by the Company and assigned the liability for any remaining amounts to the Original Sponsor (the "Debt Cancellation Agreements"). Additionally, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter of the IPO, entered into an agreement (the "Underwriter Agreements") whereby Cantor agreed to accept shares of the Company following any business combination in lieu of cash deferred commissions owed from the IPO.

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

On August 13, 2024, the Company received a final delisting notice from Nasdaq, notifying the Company of its decision to delist the Company’s shares from the Nasdaq Stock Market. The delisting was due to violations of Nasdaq Listing Rule IM-5101-2, which requires a special purpose acquisition company (SPAC) to complete one or more business combinations within 36 months of its initial public offering (IPO), as well as the failure to meet the minimum requirement of 500,000 publicly held shares under Nasdaq Listing Rule 5550(a)(4).

As a result, the Company’s shares were suspended from trading at the open of business on August 14, 2024. The Company chose not to appeal the Nasdaq Panel's decision.

A Form 25-NSE was filed with the Securities and Exchange Commission, which will formally remove the Company’s securities from listing and registration on Nasdaq. The Company is currently evaluating alternative options, including over-the-counter (OTC) trading and potential future re-listings, in order to maximize shareholder value.

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

Liquidity, Capital Resources and Going Concern

As indicated in the accompanying condensed financial statements, at September 30, 2024, we had $0 in our operating bank account, and a working capital deficit of

$2,813, and $364,651 of cumulative earnings and realized gains on the amounts remaining in the Trust Account after historical redemptions. We expect to continue to incur significant costs in pursuit of our initial Business Combination plans.

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

In order to finance transaction costs in connection with the intended Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as required. As of August 15, 2024, in connection with the sale of the Original Sponsor’s stake to the New Sponsor, the Company’s outstanding liabilities amounting to $5,457,840 were transferred to the Original Sponsor. This included $5,177,840 of operating and formation costs and $280,000 of unpaid administrative fees.

As a result of the transaction, the Company had no outstanding liabilities to the former Sponsor as of September 30, 2024, with all debts effectively settled upon the transfer.

Based on the foregoing, management believes that we may not have sufficient working capital to meet our needs through the consummation of a Business Combination. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

Our entire activity since inception through September 30, 2024 related to our formation, Initial Public Offering and, since the closing of our Initial Public Offering, the search for initial Business Combination candidates (see Note 1 to the notes to the unaudited condensed financial statements). As of September 30, 2024, $0 was held outside the Trust Account and was being used to fund the Company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2024, we reported net income of $4,112,487, primarily due to a gain of $3,458,093 from changes in the fair value of warrant liabilities, debt forgiveness of $785,352, and $35,747 in earnings on marketable securities held in the Trust Account. Operating and formation costs totaled $166,705.

For the nine months ended September 30, 2024, we had a net loss of $477,816. This was driven by $1,961,391 in operating and formation costs partially offset by a $567,199 gain from changes in warrant liabilities, $785,352 in debt forgiveness and $131,024 in earnings on marketable securities.

In comparison, for the three months ended September 30, 2023, net income was $681,549, primarily due to a $1,046,667 gain in warrant liabilities and $57,747 in Trust Account earnings, offset by $422,865 in operating and formation costs.

For the nine months ended September 30, 2023 (restated), we recorded a net loss of $3,109,484, primarily due to $2,312,947 in operating and formation costs, $102,000 in transaction costs, and a $1,046,666 loss from changes in warrant liabilities, partially offset by $352,129 in Trust Account earnings.

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

On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,122,942 and 10,244,938 shares of Class A ordinary shares issued and outstanding (297,942 and 419,938 of which are subject to possible redemption) and 175,000 and 175,000 shares of Class B ordinary shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation- Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date.

Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of the business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2024, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through September 30, 2024.

On August 15, 2024, the Company, the Original Sponsor, CGA Sponsor, LLC, and the New Sponsor, Ringwood Field, LLC, entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred to the New Sponsor an aggregate of 5,895,000 Class A Ordinary Shares of the Company; (b) the New Sponsor executed a joinder agreement to become a party to that certain letter agreement, dated December 16, 2020 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 16, 2020 (“Registration Rights Agreement”), each originally entered into in connection with the Company’s initial public offering (“IPO”), among the Company, the Original Sponsor, and certain equity holders of the Company; and (c) the Original Sponsor and holders of the Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of the date of this filing and September 30, 2024, there were no outstanding Working Capital Loans under this arrangement.

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

For the three and nine months ended September 30, 2024, the Company incurred $0 in fees for these services. For the three and nine months ended September 30, 2023, the Company incurred $0 in fees for these services, respectively, which is included in operating and formation costs on the unaudited condensed statements of operations. As of September 30, 2024 and December 31, 2023, there were $0 and $280,000 in fees outstanding for these services that are included in due to related party on the condensed balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of September 30, 2024, and December 31, 2023, the Sponsor and affiliates of the Sponsor had paid operating and formation costs of $2,101,264 and $1,630,848, respectively, on behalf of the Company. These amounts were initially recorded as liabilities owed to the Sponsor and included in "Due to Related Party" on balance sheets. However, in connection with the transfer of the Original Sponsor’s stake to the New Sponsor on August 15, 2024, all outstanding liabilities were assumed by Original Sponsor and subsequently discharged. As a result, no further amounts remain payable to the Original Sponsor as of September 30, 2024. The  New Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

However, on August 15, 2024, as part of the change in sponsor in connection with the share purchase agreement, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter from the IPO, entered into an agreement under which Cantor agreed to accept a certain number of shares of the Company following the completion of a Business Combination, in lieu of the cash deferred commissions owed from the IPO.

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

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 and the risk factors included in our definitive proxy statement filed with the SEC on October 11, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three and nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed with this Report.

**Furnished with this Report, which shall not be deemed “filed” for purposes of Sec 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CORNER GROWTH ACQUISITION CORP.

Date: November 27, 2024	By	/s/ Marvin Tien
Marvin Tien, Co-Chairman, Chief Executive Officer, Director and Acting Chief Financial Officer

