Form 10-K
period 2024-12-31
Corner Growth Acquisition Corp.
filed 2025-07-08
CIK 1829953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number 001-39814

CORNER GROWTH ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1563902
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

418 Broadway, #6592

Albany, NY 12207

(Address of Principal Executive Offices) (Zip Code)

(347) 268-7868

(Registrant’s Telephone Number, Including Area Code)

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one redeemable warrant	COOLU	N/A

Class A Ordinary Shares, par value $0.0001 per share	COOL	N/A

Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	COOLW	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s ordinary shares are not publicly traded. Accordingly, there is no market value for the registrant’s ordinary shares.

As of July 1, 2025, 9,998,653 Class A Ordinary Shares, par value $0.0001 per share, were issued and outstanding and 175,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CORNER GROWTH ACQUISITION CORP

FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” refers to our amended and restated memorandum and articles of association, as the same may be amended from time to time;

•	“Companies Act” refers to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•

“founder shares” refers to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that are or were issued upon the conversion of the Class B ordinary shares (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•

“Initial Public Offering” or “IPO” refers to our offering on December 16, 2020 of 40,000,000 units (which includes an additional 5,000,000 units sold pursuant to the partial exercise of the underwriter’s over-allotment option) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-third of one redeemable warrant;

•	“initial shareholders” refers to our sponsor and each other holder of founder shares upon the consummation of our Initial Public Offering;

•	“management” or our “management team” refers to our executive officers and directors;

•	“new sponsor” or “Purchaser” refer to Ringwood Field, LLC;

•	“old sponsor” refers to CGA Sponsor, LLC, a Delaware limited liability company;

•	“ordinary shares” refers to our Class A ordinary shares and our Class B ordinary shares;

•

“public shares” refers to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•

“public shareholders” refers to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” refers collectively to the old sponsor and new sponsor;

•	“we,” “us,” “our,” “Company,” “our company” or “Corner Growth” refer to Corner Growth Acquisition Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) of may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Overview

We are a blank check company incorporated in October 2020 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. To date, our efforts have been limited to our organizational activities and activities relating to the Initial Public Offering and the identification and evaluation of prospective acquisition targets for our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until, at the earliest, we consummate our initial business combination. We may pursue an acquisition opportunity in any business, industry, sector or geographical location we choose.

Initial Public Offering

On December 21, 2020, we consummated the Initial Public Offering of 40,000,000 units, which include the partial exercise by the underwriters of the overallotment option to purchase an additional 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,600,000 warrants at a price of $1.50 per Private Placement Warrant in a private placement (the “Private Placement”) to to the prior sponsor, generating gross proceeds of $11,400,000. A portion of the proceeds from the Initial Public Offering and private placement of units was placed in a trust account (“Trust Account”) for the benefit of public stockholders.

Termination of Noventiq Business Combination Agreement

On May 4, 2023, the Company entered into a definitive Business Combination Agreement (the “Business Combination Agreement”) with Noventiq Holdings PLC, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Noventiq”), formerly known as Softline Holding plc, and certain other parties. The Business Combination Agreement contemplated a series of mergers that would result in Noventiq becoming a publicly traded entity on the Nasdaq Stock Market.

On December 29, 2023, the parties amended and restated the Business Combination Agreement to modify certain terms, including adjustments to the consideration structure and a revised equity valuation for Noventiq. The amendments were intended to reflect updated market conditions and optimize the structure of the proposed transaction.

On July 3, 2024, the parties to the Business Combination Agreement, the Company, the sponsor, Noventiq and Noventiq Merger 1 Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Noventiq Holding Company, entered into a settlement agreement, pursuant to which the parties agreed (i) to mutually terminate the Business Combination Agreement and all other Transaction Documents (as defined in the Business Combination Agreement) (collectively, the “Ancillary Agreements”) and (ii) to a mutual release of all claims related to the Business Combination Agreement and the transactions contemplated thereby. The mutual termination of the Business Combination Agreement and the Ancillary Agreements is effective as of July 3, 2024. The parties agreed to terminate the Business Combination Agreement as a result of current unfavourable market conditions and other factors.

Sponsor Transition

On August 15, 2024, the Company, the old sponsor, the new sponsor, and Alexandre Balkanski, John Mulkey and Jason Park, each a former director of the Company, entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the old sponsor transferred to the Purchaser an aggregate of 5,895,000 Ordinary Shares; (b) the purchaser executed a joinder agreement to become a party to that certain letter agreement, dated December 16, 2020, and that certain Registration Rights Agreement, dated December 16, 2020, each originally entered into in connection with the Company’s initial public offering (“IPO”), among the Company, the old sponsor and certain equityholders of the Company; (c) the old sponsor and holders of the Class B ordinary shares gave to Purchaser the irrevocable right to vote the shares retained by them on their behalf and to take certain other actions on their behalf; (d) the old sponsor agreed to cancel an aggregate of 7,600,000 private placement warrants purchased by the old sponsor at the time of the IPO; and (e) certain creditors agreed to cancel or reduce certain amounts owed by the Company to them and to assign the liability for any remaining amounts owed to them by the Company to the Sponsor. In addition, the Company, the old sponsor, the purchaser and Cantor Fitzgerald & Co., as underwriter of the IPO (“Cantor”), entered into an agreement whereby Cantor agreed to accept a certain number of ordinary shares upon consummation of any business combination in lieu of the cash deferred commissions owed to it from the IPO.

Initial Business Combination

On June 25, 2024, the Company’s units, ordinary shares and warrants were delisted from Nasdaq and transitioned to the OTCQB Venture Market (“OTCQB”). Since the Company’s securities are no longer listed on the Nasdaq Stock Market and are now traded on the OTCQB, it is no longer required to comply with Nasdaq’s 80% of net assets test when effecting an initial business combination. Previously, under Nasdaq listing rules, the Company was required to complete a business combination with one or more target businesses that together had an aggregate fair market value of at least 80% of the net assets held in the trust account, excluding deferred underwriting commissions and taxes payable on interest and other income earned on the trust account. Following the Company’s delisting from Nasdaq on June 25, 2024, and transition to the OTCQB, this requirement is no longer applicable.

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

On June 24, 2024, the Company held an extraordinary general meeting (the “June 2024 Extraordinary General Meeting”), to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from June 30, 2024 to July 31, 2024 (the “June 2024 Extension Amendment Proposal”). The shareholders of the Company approved the June 2024 Extension Amendment Proposal and on June 24, 2024, the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands. In connection with the June 2024 Extraordinary General Meeting, shareholders elected to redeem 38,647 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $426,663, or approximately $11.04 per share. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $3.3 million.

On July 31, 2024, pursuant to Article 49.7 of the Articles of the Company, the Company’s board of directors approved an extension of the Extended Date (as defined in the Articles) from July 31, 2024 to August 31, 2024.

On October 31, 2024, the Company held an extraordinary general meeting (the “October 2024 Extraordinary General Meeting” and, together with the February 2024 Extension Amendment Proposal and the June 2024 Extension Amendment Proposal, the “Extension Proposals”), to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from October 31, 2024 to December 31, 2025 (the “October 2024 Extension Amendment Proposal”). The shareholders of the Company approved the October 2024 Extension Amendment Proposal and on October 31, 2024, the Company filed the articles amendment with the Registrar of Companies of the Cayman Islands. An aggregate of 10,075,313 ordinary shares of the Company, which represented a quorum of the outstanding ordinary shares entitled to vote as of the record date of September 26, 2024, were represented in person or by proxy at the Meeting. In connection with the October 2024 Extraordinary General Meeting, public holders of an aggregate of 124,289 Class A ordinary shares of the Company sold in its initial public offering exercised, and did not reverse, their right to redeem their shares.

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

Conflicts of Interest

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our new sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view.

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities (including Corner Growth Acquisition Corp 2, or Corner Growth 2). As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he, she or it has then- current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Sourcing of Potential Business Combination Targets

We believe our management team’s investment and operational experience and relationships with companies provides us with a substantial number of potential business combination targets. We may also engage additional services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

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

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination.

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

The purpose of any such transaction could be to (i) increase the likelihood of obtaining shareholder approval of the business combination (as purchased shares could not be voted against any proposed transaction) or (ii)  satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be $11.33 per public share as of December 31, 2024 (including accrued interest). The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on the Nasdaq, are be required to comply with the Nasdaq rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, the voting of our initial shareholders’ founder shares in favor of our initial business combination will suffice to approve such initial business combination and we will not need any of the outstanding Class A ordinary shares subject to possible redemption to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) any shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Limitation on Redemption upon Completion of Our Initial Business Combination

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, which redemptions would be separate from and in addition to redemptions we have already conducted in connection with the Extension Proposals, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including any shares in excess of the 15% limit) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System (“DWAC System”), at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until December 31, 2025.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until December 31, 2025, to consummate an initial business combination. If we have not consummated an initial business combination by December 31, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by December 31, 2025. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by December 31, 2025 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

If necessary, we expect that costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00 . The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by December 31, 2025, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by December 31, 2025, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Employees

We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, generally accepted accounting principles of the United States (“GAAP”), or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•

The requirement that we consummate an initial business combination by December 31, 2025 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that could produce value for our shareholders.

•

We may not be able to consummate an initial business combination by December 31, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Risks Relating to Our Sponsor and Our Management Team

•

Since our new sponsor, executive officer, director and other affiliates will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	We are dependent upon our executive officer and director and their loss could adversely affect our ability to operate.

•

Our executive officer and director will allocate their time to other businesses, including Corner Growth 2, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•

Our officer and director presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Corner Growth 2, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Risks Relating to our Securities

•	The Company’s securities are not listed on a national securities exchange and as a result there is limited trading of the Company’s securities.

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

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements, if any. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

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

The ability of our Public Shareholders to exercise redemption rights may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders will exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If the agreement for our initial business combination requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our Public Shareholders to exercise redemption rights could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If the agreement for our initial business combination requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful would be increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your share in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

If we seek shareholder approval of our initial business combination, our new sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders, including our sponsor, own approximately 20% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. As a result, the voting of our initial shareholders’ founder shares in favor of our initial business combination will suffice to approve such initial business combination and we will not need any of the outstanding Class A ordinary shares subject to possible redemption to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will ensure that we will receive the requisite shareholder approval for such initial business combination.

The requirement that we consummate an initial business combination by December 31, 2025 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by December 31, 2025. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate an initial business combination may be dependent on the ability to raise equity and debt financing which may be impacted by outside events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Since the fourth quarter of 2020, the number of special purpose acquisition companies that have completed initial public offerings has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors.

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

We may not be able to consummate an initial business combination by December 31, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial business combination by December 31, 2025. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. Such risks (e.g., terrorist attacks, war, natural disasters or a significant outbreak of other infectious diseases) may also negatively impact businesses we may seek to acquire.

If we have not consummated an initial business combination within such applicable time period and shareholders do not otherwise amend our amended and restated memorandum and articles of association to extend the time we have to consummate an initial business combination, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1)  increase the likelihood of obtaining shareholder approval of the business combination (as such shares would no longer be eligible to be voted against a business combination) or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by December 31, 2025, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by December 31, 2025, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We may be dependent on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2024, we had $0 in cash held outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in the past. The premiums charged for such policies have increased at times and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of shares by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. For instance, the U.S. Department of the Treasury issued guidance clarifying when certain repurchases would be exempt from the excise tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code). However, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Ordinary Shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing company in a year in which such company repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing company itself, not the shareholders from which shares are repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination or in connection with any extension of time to consummate an initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by December 31, 2025, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, due to claims of such creditors, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account. Pursuant to the letter agreement the form of which is filed as an exhibit to this Annual Report on Form 10-K, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our Ordinary Shares who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike many blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in the warrant agreement) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Risks Relating to Our Sponsor and Our Management Team

Since our new sponsor, executive officers, directors and other affiliates will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or may acquire after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 15, 2024, our old sponsor, CGA Sponsor, LLC, transferred 5,895,000 Class A ordinary shares to Ringwood Field, LLC, our new sponsor, which now beneficially owns approximately 97.1% of our outstanding shares and exercises full control over the Company. In connection with the August 15, 2024 change in management, 7,600,000 private placement warrants were canceled. If we fail to complete a business combination by December 31, 2025, our new sponsor will lose its 5,895,000 Class A ordinary shares acquired in August 2024.

While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration and shareholder rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as December 31, 2025 nears, which is the deadline for our consummation of an initial business combination.

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

Risks Relating to Our Securities

The Company’s securities are not listed on a national securities exchange and as a result there is limited trading of the Company’s securities.

The Company’s securities have been delisted from the Nasdaq Stock Market and are not currently trading. The Company expects that its securities could be quoted on an over-the-counter market prior to consummation of an initial business combination although there is no assurance that this will occur. As a result, the Company could face significant material adverse consequences, including: (i) a limited availability of market quotations for the Company’s securities, (ii) reduced liquidity for the Company’s securities, (iii) a determination that the public shares are “penny stocks” which will require brokers trading in the public shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) making the Company a less attractive acquisition vehicle to a target business in connection with an initial business combination. Any of the foregoing could have a material adverse effect on the Company’s ability to consummate an initial business combination.

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

We have been advised that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

We do not believe that our anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held in cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, on March 28, 2024 we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts). The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by December 31, 2025, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Notwithstanding the foregoing, there remains uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, which does not complete its initial business combination within 24 months from the effective date of its IPO registration statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the trust account have, since the Initial Public Offering, been held only in cash or U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company, we have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) in anticipation of the closing of our initial business combination, until the earliest of the Company’s completion of an initial business combination or December 31, 2025, as applicable. Following such liquidation of the assets in the trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

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

If we are a passive foreign investment company (“PFIC”) for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Moreover, if we determine we are a PFIC for any taxable year, upon written request by a U.S. holder, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats for our Company, if any, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K. In fiscal year 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

We currently maintain our executive offices at 418 Broadway, #6183, Albany, NY 12207 provided to us by the new sponsor for no cost. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

As of June 25, 2024 our units, Class A ordinary shares and warrants are no longer traded on a national securities exchange. Our units, Class A ordinary shares and warrants previously traded on the Nasdaq Stock Exchange under the symbols “COOLU,” “COOL” and “COOLW,” respectively. Our units commenced public trading on December 17, 2020. Our Class A ordinary shares and warrants began separate trading on February 8, 2021. Our units, Class A ordinary shares and warrants were delisted from Nasdaq on June 25, 2024.

(b) Holders

On December 31, 2024, there was one holder of record of our units, two holders of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Concurrently with the closing of the Initial Public Offering, our old sponsor purchased 7,600,000 private placement warrants at a price of $1.50 per private placement warrant, generating proceeds of $11,400,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the Initial Public Offering held in the trust account. If the company does not complete an initial business combination by December 31, 2025, the private placement warrants will expire worthless. The private placement warrants are substantially similar to the warrants underlying the units issued in the Initial Public Offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. The sponsor and the company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In connection with the August 15, 2024 change in management, the 7,600,000 private placement warrants were canceled.

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

On July 3, 2024, the Company and Noventiq Holdings plc entered into a Settlement and Termination Agreement, pursuant to which the Business Combination Agreement was mutually terminated. The termination was effected due to prevailing unfavorable market conditions and strategic considerations. As a result of the termination, all obligations under the Business Combination Agreement were released and deemed null and void. No termination fee or penalty was incurred by either party. The Company is continuing to evaluate alternative business combination opportunities.

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

On May 10, 2024, the Company received a second notice from Nasdaq notifying the Company that it no longer met the minimum 500,000 publicly held shares requirement under Nasdaq Listing Rule 5550(a)(4). The Company was given until June 24, 2024 to submit a plan to regain compliance.

On June 21, 2024, the Company received a determination letter from Nasdaq stating that the Nasdaq Hearings Panel had determined to delist the Company’s securities due to its continued non-compliance with Nasdaq IM-5101-2 and Rule 5550(a)(4). Nasdaq suspended trading of the Company’s securities effective at the open of business on August 14, 2024. The Company chose not to appeal the Panel’s final decision.

A Form 25-NSE was filed with the Securities and Exchange Commission in August 2024, formally removing the Company’s securities from listing and registration on Nasdaq. The delisting process is now complete.

The Company is also assessing alternative trading options, including over-the-counter (OTC) markets and potential future re-listings, in order to maximize shareholder value.

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

On June 24, 2024, the Company held an Extraordinary General Meeting (the “ June 2024 Extraordinary General Meeting”), and in connection therewith the Company will file with the Registrar of Companies of the Cayman Islands a copy of the special resolution of the Company which resolved to approve an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities from June 30, 2024 to July 31, 2024 (the “New Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s Board of Directors to determine in their sole discretion to extend the New Extended Date by one-month increments up to three consecutive times to a date that is ultimately no later than October 31, 2024 (each such additional date, as extended, an “Additional Extended Date”), unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by the Company’s Board of Directors to be in the best interests of the Company or such earlier date as shall be determined by the Company’s Board of Directors in its sole discretion.

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

On August 15, 2024, the Company, CGA Sponsor, LLC (the “Original Sponsor”), Ringwood Field, LLC (the “New Sponsor”), and Alexandre Balkanski, John Mulkey, and Jason Park entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred to the New Sponsor an aggregate of 5,895,000 Class A Ordinary Shares of the Company; (b) the New Sponsor executed a joinder agreement (the “Joinder”) to become a party to that certain letter agreement, dated December 16, 2020 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 16, 2020 (“Registration Rights Agreement”), each originally entered into in connection with the Company’s initial public offering (“IPO”), among the Company, the Original Sponsor, and certain equity holders of the Company; (c) the Original Sponsor and holders of Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf (the “POA Agreements”); (d) the Original Sponsor entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) to cancel an aggregate of 7,600,000 private placement warrants purchased by the Original Sponsor at the time of the IPO; and (e) certain creditors agreed to cancel or reduce the amounts owed to them by the Company and assigned the liability for any remaining amounts to the Original Sponsor (the “Debt Cancellation Agreements”). Additionally, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter of the IPO, entered into an agreement (the “Underwriter Agreements”) whereby Cantor agreed to accept shares of the Company following any business combination in lieu of cash deferred commissions owed from the IPO.

On October 31, 2024, the Company held an extraordinary general meeting of shareholders (the “October 2024 Extraordinary General Meeting”) to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from October 31, 2024, to December 31, 2025, unless the closing of a business combination shall have occurred prior thereto or such earlier date as shall be determined by the Company’s Board of Directors in its sole discretion (such proposal, the “October 2024 Extension Amendment Proposal” and, together with previous extension proposals, the “Extension Proposals”). The shareholders of the Company approved the October 2024 Extension Amendment Proposal.

In connection with the vote to approve the extension, the holders of 124,289 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.26 per share, for an aggregate redemption amount of  $1,399,974. The amount in the company’s trust account as of December 31,2024 is $1,967,696.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had $0 in its operating bank accounts, $1,967,696 in the Trust Account , subject to possible redemptions,  to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $30,172.

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

As a result of the transaction, the Company had no outstanding liabilities to the former Sponsor as of December 31, 2024, with all debts effectively settled upon the transfer.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern” management has determined that the date for mandatory liquidation and dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of the financial statements included herein. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of the financial statements included herein. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2025, our scheduled liquidation date if we do not complete the initial business combination prior to such date.

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, 173,653 and 419,938 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet, respectively.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial carrying value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. During 2023, there were payments to Class A ordinary shareholders subject to possible redemption in the amount of $11,347,734. The fair value Class A ordinary shareholders subject to possible redemption was increased by $411,744 from earnings and realized gain on marketable securities held in trust account.

During 2024, there were payments to Class A ordinary shareholders subject to possible redemption in the amount of $2,740,444. The fair value of Class A ordinary shareholders subject to possible redemption was increased by $154,623 from earnings and realized gain on marketable securities held in trust account.

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

Results of Operations

All activity during the year ended December 31, 2024, was for a search for initial business combination candidates. As of December 31, 2024, $0 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2024, we had a net loss of $321,576, which consisted of $1,988,751 in general and administrative costs, $785,352 of debt forgiveness income resulting from the Sponsor’s assumption and cancellation of liabilities as part of the sponsor transition agreement, and change in the fair value of warrant liabilities of $727,199, offset by $154,623 in earnings and realized gains on marketable securities held in the trust account.

For the year ended December 31, 2023, we had a net loss of $3,489,963, which consisted of $3,129,841 in general and administrative costs, $102,000 in transaction costs, and a change in the fair value of warrant liabilities of $669,866, offset by $411,744 in earnings and realized gains on marketable securities held in the trust account.

The decrease in general and administrative costs in 2024 is primarily due to a reduction in transaction-related costs and extensions, with a significant portion of prior-period liabilities forgiven as part of the sponsor transition.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,600,000 Private Placement Warrants at a price of $1.50 per warrant for an aggregate purchase price of $11,400,000. Each warrant was exercisable to purchase one Class A ordinary share at $11.50 per share. However, in connection with the transfer of the Sponsor’s stake to the New Sponsor on August 15, 2024, the Private Placement Warrants were cancelled, and as a result, no further obligations or rights exist with respect to these warrants.

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2024 and December 31, 2023, there were no outstanding Working Capital Loans under this arrangement.

As of December 31, 2024, and December 31, 2023, the Sponsor and its affiliates had paid operating and formation costs of $2,101,264 and $1,630,848, respectively, on behalf of the Company. These amounts were initially recorded as liabilities owed to the Sponsor and included in “Due to Related Party” on the balance sheets. However, in connection with the transfer of the Original Sponsor’s stake to the New Sponsor on August 15, 2024, all outstanding liabilities were assumed by the Original Sponsor and subsequently discharged. As a result, no amounts remained payable to the Original Sponsor as of December 31, 2024. As of that date, the New Sponsor had paid operating and formation costs of $24,849, which remained outstanding.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a business combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We incurred $0 fees for the years ended December 31, 2024 and 2023, respectively.

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

The fees noted in items 1, 2 and additional notes above are contingent upon the successful completion of a Business Combination. There is no assurance that a Business Combination will be consummated by any such date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association. In accordance with the guidance in ASC Topic 450, Contingencies, the Company is required to record its best estimate of the loss if the amount of loss can be reasonably estimated. The fee noted in item 2 cannot be reasonably estimated or determinable at this time and as a result, is not recorded in the financial statements.

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

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,933,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2024 and 2023. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

As the Proposed Business Combination was terminated on July 3, 2024, the Company does not expect to recognize compensation expense associated with this arrangement. Further, No termination fee was received in connection with the termination of the Business Combination Agreement.

ADS Facility, Sponsor Support Agreement, and Voting and Support Agreement

The following descriptions relate to agreements that were entered into in connection with the now-terminated Business Combination Agreement with Noventiq Holdings plc. On July 3, 2024, the Company and Noventiq mutually agreed to terminate the Business Combination Agreement. As a result, all related agreements described below are no longer in effect. See Note 1 — Financial Statements.

In connection with the Proposed Business Combination and pursuant to the Business Combination Agreement, the Company had agreed to establish a Level 2 ADS facility by entering into a Deposit Agreement with The Bank of New York Mellon (or an affiliate), as depositary, and filing with the SEC a registration statement on Form F-6 registering American Depositary Shares (the “ADSs”), each representing one Parent ordinary share (the “ADS Facility”).

Following the Closing, each holder of Parent ordinary shares would have been able to deposit such holder’s shares into the ADS Facility and receive ADSs, which were expected to trade on Nasdaq under the symbol “NVIQ.” Following the Closing, the Company’s outstanding warrants, issued under a Warrant Agreement, dated December 16, 2020, by and between the Company and Continental Stock Transfer & Trust Company, would have remained outstanding and were expected to continue trading on Nasdaq. In connection with the Closing, the ADSs, each representing one Parent ordinary share, were expected to be listed on Nasdaq as of the Effective Time.

Concurrently with the execution of the Business Combination Agreement, our sponsor entered into a support agreement with the Company and Noventiq (the “Sponsor Support Agreement”), pursuant to which the sponsor agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby; (ii) not to solicit, initiate, submit, facilitate (including by means of furnishing or disclosing information), discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with any third-party with respect to a CGAC Acquisition Proposal (as defined in the Sponsor Support Agreement); (iii) be bound by certain transfer restrictions with respect to its shares in the Company prior to the closing of the Proposed Business Combination; and (iv) not to transfer any of the Restricted Securities (as defined in the Sponsor Support Agreement) from and after the closing of the Proposed Transactions and until the earlier of (A) the six (6) month anniversary of the closing date of the Proposed Transactions and (B) the date following the closing date of the Proposed Transactions on which the Company completes a Liquidity Event (as defined in the Sponsor Support Agreement).

Concurrently with the execution of the Business Combination Agreement, the Company, Noventiq and certain shareholders of Noventiq (collectively, the “Noventiq Supporting Shareholders”) executed a Voting and Support Agreement, pursuant to which each Noventiq Supporting Shareholder agreed to, among other things, (i) support the Business Combination and adopt the Business Combination Agreement, and (ii) lock up their Noventiq Shares for a period following the closing, subject to certain exceptions.

The Business Combination Agreement also contemplated that, prior to the Closing, the Company, the Sponsor Parties and certain Noventiq shareholders would enter into a Registration Rights Agreement, which would grant such parties registration rights with respect to their respective Parent ordinary shares.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the controls around the interpretation and accounting for certain complex instruments were not effectively designed or maintained.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Xixuan Hei	31	Chief Executive Officer, Chief Financial Officer and Director

Xixuan Hei, has served as our Chief Executive Officer, Chief Financial Officer and director since August 2024. Ms. Hei has a strong background in finance, digital innovation, and legal-tech solutions. Ms. Hei is the founder of Herr Gallery, a WebVR NFT platform that drives innovation in virtual spaces and digital art, which she founded in August 2021. Ms. Hei is a CFA Level III candidate and holds a Master of Science in Finance from Johns Hopkins University, a Master of Science in Business Intelligence & Analytics from Stevens Institute of Technology, and a Bachelor of Economics in International Economy & Trade from North China University of Technology.

Number and Terms of Office of Officers and Directors

The Company is not an issuer whose securities are listed on a national securities exchange or an inter-dealer quotation system that has requirements that a majority of the board be independent. We evaluate independence by the standards for director independence set forth in the Nasdaq Marketplace Rules. The board has determined that none of its members are currently “independent” as defined in Section 4200(a)(15) of Nasdaq Stock Market Rules.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. However, because our securities have been delisted from Nasdaq, such committees are currently not comprised of any members and we do not intend to populate such committees until we look to have our securities listed again in connection with consummating an initial business combination..

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

To the Company’s knowledge, based solely on a review of reports furnished to it and review of the Section 16 reports (Forms 3, 4 and 5 and any amendments to those forms) filed during (or with respect to) the fiscal year ended December 31, 2024, all of the Company’s officers, directors and ten percent holders have timely made the required filings.

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us. In connection with the appointment of Xixuan Hei as Chief Executive Officer and Chief Financial Officer of the Company, the Purchaser anticipates transferring to her 75,000 Class A Ordinary Shares upon consummation of an initial business combination.

No compensation or fees of any kind will be paid to our initial shareholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. To the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the general meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of July 1, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 9,998,653 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 175,000 Class B ordinary shares outstanding as of July 1, 2025. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. All of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, as described herein. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form 10-K.

	Class B Ordinary Shares		Class A Ordinary Shares
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
CGA Sponsor, LLC (“old sponsor”)(2)(3)	1	*	3,930,000	38.8%	38.2%
Ringwood Field, LLC (“new sponsor”)(4)	174,999	99.9%	9,825,000	97.1%	97.1%
Alexandre Balkanski (2)	58,333	33.3%	-	-	*
John Mulkey (2)	58,333	33.3%	-	-	*
Jason Park (2)	58,333	33.3%	-	-	*
Executive officers and directors
Xixuan Hei	-	-	75,000	*	*
All officers and directors as a group (1 individual)	-	-	75,000	*	*

* Less than one percent.

(1) Unless otherwise noted, the business address of each of our shareholders is 418 Broadway, #6183, Albany, New York 12207.

(2) The Class B Ordinary Shares represented will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof pursuant to the terms of our amended and restated memorandum and articles of incorporation.

(3) The shares reported above are held in the name of the old sponsor. The old sponsor is controlled by John Cadeddu and Marvin Tien.

(4) Interests shown consist of (i) 5,895,000 Class A Ordinary Shares, (ii) 3,930,000 Class A Ordinary Shares owned by the IPO Sponsor, over which the new sponsor has voting and dispositive power pursuant to a power of attorney, and (iii) an aggregate of 174,999 Class B Ordinary Shares owned by Alexandre Balkanski (58,333 shares), John Mulkey (58,333 shares) and Jason Park (58,333 shares), over which the new sponsor has voting and dispositive power pursuant to a power of attorney.

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 28, 2020, the old sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. In November 2020, the old sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. On December 16, 2020, we effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B ordinary shares outstanding. Up to 1,312,500 of the Class B ordinary shares outstanding were subject to forfeiture by the old sponsor to the extent that the underwriters’ over-allotment in connection with the Initial Public Offering was not exercised in full or in part. As a result of the underwriters’ election to partially exercise their over-allotment option, the old sponsor forfeited 62,500 Class B ordinary shares for no consideration, resulting in an aggregate of 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the old sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. In connection with the conversion, the old sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the old sponsor, the Company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

Our old sponsor purchased an aggregate of 7,600,000 private placement warrants for a purchase price of $1.50 per whole warrant, valued at $11,400,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our Initial Public Offering. Each private placement warrant entitled the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The old sponsor subsequently agreed to cancel such warrants.

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

We currently maintain our executive offices at 418 Broadway, #6183 Albany, NY 12207, which space is provided to us by our new sponsor for no cost.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2024 and December 31, 2023, no working capital loans were outstanding.

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

Director Independence

The Company is not an issuer whose securities are listed on a national securities exchange or an inter-dealer quotation system that has requirements that a majority of the board be independent. We evaluate independence by the standards for director independence set forth in the Nasdaq Marketplace Rules. The board has determined that none of its members are currently “independent” as defined in Section 4200(a)(15) of Nasdaq Stock Market Rules.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to Bush & Associates CPA LLC, our independent registered public accounting firm for services rendered in the latter part of 2024, and Marcum LLP (“Marcum”), our previous independent registered public accounting firm, for services rendered during 2023 and through June 2024.

Audit Fees:

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bush & Associates CPA LLC or Marcum in connection with regulatory filings. The aggregate fees billed for professional services rendered for the audit of our financial statements and other required filings with the SEC totalled approximately $188,450 for the year ended December 31, 2024 (comprising $154,450 billed by Marcum for services through June 2024, and $34,000 billed by Bush & Associates CPA LLC for services related to the 2024 audit, which are yet to be paid), and approximately $221,000 for the year ended December 31, 2023, billed by Marcum. The preceding amounts include fees related to interim review procedures, audit services, and attendance at audit committee meetings.

Audit-Related Fees:

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2024 and 2023, we did not pay Bush & Associates CPA LLC or Marcum for consultations concerning financial accounting and reporting standards, respectively.

Tax Fees:

We did not pay Bush & Associates CPA LLC or Marcum for tax planning and tax advice for the years ended December 31, 2024 and 2023, respectively.

All Other Fees:

We did not pay Bush & Associates CPA LLC or Marcum for other services for the years ended December 31, 2024 and 2023, respectively.

Our independent registered public accounting firm is Bush & Associates CPA LLC.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

(1) Financial Statements:

(2) Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits

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

3.5

Extension Amendment, dated October 31, 2024, to the Amended and Restated Memorandum and Articles of Association of Corner Growth Acquisition Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 1, 2024, File No. 001-39814).

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

70

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

10.7

Share Purchase Agreement, dated as of August 15, 2024, by and between the Company, CGA Sponsor, LLC, Ringwood Field, LLC, and Alexandre Balkanski, John Mulkey and Jason Park (incorporated by reference to Exhibit10.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2024, File No. 001-39814.*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, File No. 001-39814).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith
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

July 8, 2025

CORNER GROWTH ACQUISITION CORP.

/s/ Xixuan Hei
Name:	Xixuan Hei
Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xixuan Hei	Chief Executive Officer, Chief Financial Officer and Director	July 8, 2025
Xixuan Hei	(Principal Executive Officer and Principal Financial Officer)

CORNER GROWTH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Corner Growth Acquisition Corp.

418 Broadway #6183

Albany, NY 12207

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Corner Growth Acquisition Corp. as of December 31, 2024 and 2023, and the related statements of operations and changes in stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Corner Growth Acquisition Corp. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 of the financial statements, the Company has suffered substantial net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2025.

Henderson, Nevada

July 8, 2025

PCAOB ID Number 6797

179 N. Gibson Road, Henderson, Nevada 89014 • 702.703.5979 • www.bushandassociatescpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Corner Growth Acquisition Corp.

418 Broadway #6183

Albany, NY 12207

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Corner Growth Acquisition Corp. as of December 31, 2023 and 2022, and the related statements of operations and changes in stockholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Corner Growth Acquisition Corp. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 of the financial statements, the Company has suffered substantial net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2025.

Henderson, Nevada

July 8, 2025

PCAOB ID Number 6797

179 N. Gibson Road, Henderson, Nevada 89014 • 702.703.5979 • www.bushandassociatescpas.com

CORNER GROWTH ACQUISITION CORP.

BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$-	$21,631
Prepaid expenses	-	77,969
Total current assets	-	99,600
Cash and marketable securities held in Trust Account	1,967,696	4,553,517
Total Assets	$1,967,696	$4,653,117
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$24,849	$1,910,848
Due to shareholders	-	-
Accrued expenses	5,323	2,473,365
Total current liabilities	30,172	4,384,213
Warrant liabilities	266,667	1,297,866
Deferred underwriting fee payable	-	7,000,000
Total Liabilities	296,838	12,682,079
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 173,653 shares at redemption value as of December 31, 2024 and 419,938 shares at redemption value as of December 31, 2023	1,967,696	4,553,517
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 9,825,000 issued and outstanding (excluding 173,653 and 419,938 shares subject to possible redemption as of December 31, 2024 and December 31, 2023, respectively)	982	982
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 and 175,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	5,761,840	-
Accumulated deficit	(6,059,678)	(12,583,479)
Total Shareholders’ Deficit	$(296,838)	$(12,582,479)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$1,967,696	$4,653,117

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2024	2023
Operating and formation costs	$1,988,751	$3,129,841
Loss from operations	(1,988,751)	(3,129,841)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	154,623	411,744
Transaction costs	-	(102,000)
Debt forgiveness	785,352	-
Change in fair value of warrant liabilities	727,199	(669,866)
Net income (loss)	$(321,576)	$(3,489,963)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	310,585	781,380
Basic and diluted net income (loss) per Class A redeemable ordinary share	$(0.03)	$(0.32)
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	$(0.03)	$(0.32)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, January 1, 2023	-	$-	10,000,000	$1,000	$-	$(5,783,772)	$(5,782,772)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(411,744)	(411,744)
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	9,825,000	982	(9,825,000)	(982)	-	-	-
Remeasurement of deferred underwriting fee payable	-	-	-	-	-	(3,000,000)	(3,000,000)
Transaction cost allocation for change in deferred underwriting fee	-	-	-	-	-	102,000	102,000
Net loss	-	-	-	-	-	(3,489,963)	(3,489,963)
Balance, December 31, 2023	9,825,000	$982	175,000	$18	$-	$(12,583,479)	$(12,582,479)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(154,623)	(154,623)
Cancellation of Private Warrants					304,000		304,000
Forgiveness of due to related party balance	-	-	-	-	5,457,840		5,457,840
Waiver of deferred underwriting commissions by underwriter	-	-	-	-	-	7,000,000	7,000,000
Net Profit	-	-	-	-	-	(321,576)	(321,576)
Balance, December 31, 2024	9,825,000	$982	175,000	$18	$5,761,840	$(6,059,678)	$(296,838)

The accompanying notes are an integral part of these financial statements.

CORNER GROWTH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2024	2023

Cash Flows from Operating Activities
Net income (loss)	$(321,576)	$(3,489,963)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(154,623)	(411,744)
Change in fair value of warrant liabilities	(727,199)	669,866
Transaction costs attributable to warrant liabilities	-	102,000
Changes in operating assets and liabilities:
Accrued expenses	608,534	1,540,810
Due to related party	495,265	1,388,348
Prepaid expenses	77,969	190,767
Net cash used in operating activities	(21,631)	(9,916)
Cash Flows from Investing Activities
Proceeds received from Trust Account	2,284,690	11,347,734
Net cash provided by investing activities	2,284,690	11,347,734
Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(2,284,690)	(11,347,734)
Net cash used in financing activities	(2,284,690)	(11,347,734)
Net change in cash	(21,631)	(9,916)
Cash at beginning of the period	21,631	31,547
Cash at end of the period	$0	$21,631
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$(154,623)	$411,744
Accrual of deferred underwriting fee payable		3,000,000
Forfeiture of deferred underwriting fee payable	7,000,000
Cancellation of private warrants	(304,000)	-
Conversion of Class B ordinary shares to Class A nonredeemable ordinary shares	-	982
Forgiveness of due to related parties	2,381,264	-
Operating expense liability assumed by related party	3,076,576	-

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the year ended December 31, 2024 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to 22,766,081 consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $766,081 of other offering costs. As further described in Note 5, effective December 20, 2022, in accordance with a fee reduction agreement, the underwriter agreed to irrevocably forfeit $10,000,000 of the aggregate $14,000,000 deferred fee that would otherwise be payable to it in cash pursuant the underwriting agreement, resulting in a reduced deferred fee of $4,000,000, which shall be payable to the underwriter upon consummation of an initial business combination, as originally set forth in the underwriting agreement.

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

On June 24, 2024, the Company held an Extraordinary General Meeting (the “ June 2024 Extraordinary General Meeting”), and in connection therewith the Company will file with the Registrar of Companies of the Cayman Islands a copy of the special resolution of the Company which resolved to approve an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities from June 30, 2024 to July 31, 2024 (the “New Extended Date”), and to allow the Company, without another shareholder vote, by resolution of the Company’s Board of Directors to determine in their sole discretion to extend the New Extended Date by one-month increments up to three consecutive times to a date that is ultimately no later than October 31, 2024 (each such additional date, as extended, an “Additional Extended Date”), unless the closing of a business combination shall have occurred prior thereto or such earlier date as determined by the Company’s Board of Directors to be in the best interests of the Company or such earlier date as shall be determined by the Company’s Board of Directors in its sole discretion.

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

On August 15, 2024, the Company, CGA Sponsor, LLC (the “Original Sponsor”), Ringwood Field, LLC (the “New Sponsor”), and Alexandre Balkanski, John Mulkey, and Jason Park entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred to the New Sponsor an aggregate of 5,895,000 Class A Ordinary Shares of the Company; (b) the New Sponsor executed a joinder agreement (the “Joinder”) to become a party to that certain letter agreement, dated December 16, 2020 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 16, 2020 (“Registration Rights Agreement”), each originally entered into in connection with the Company’s initial public offering (“IPO”), among the Company, the Original Sponsor, and certain equity holders of the Company; (c) the Original Sponsor and holders of Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf (the “POA Agreements”); (d) the Original Sponsor entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) to cancel an aggregate of 7,600,000 private placement warrants purchased by the Original Sponsor at the time of the IPO; and (e) certain creditors agreed to cancel or reduce the amounts owed to them by the Company and assigned the liability for any remaining amounts to the Original Sponsor (the “Debt Cancellation Agreements”). Additionally, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter of the IPO, entered into an agreement (the “Underwriter Agreements”) whereby Cantor agreed to accept shares of the Company following any business combination in lieu of cash deferred commissions owed from the IPO.

On October 31, 2024, the Company held an extraordinary general meeting of shareholders (the “October 2024 Extraordinary General Meeting”) to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from October 31, 2024, to December 31, 2025, unless the closing of a business combination shall have occurred prior thereto or such earlier date as shall be determined by the Company’s Board of Directors in its sole discretion (such proposal, the “October 2024 Extension Amendment Proposal” and, together with previous extension proposals, the “Extension Proposals”). The shareholders of the Company approved the October 2024 Extension Amendment Proposal.

In connection with the vote to approve the extension, the holders of 124,289 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.26 per share, for an aggregate redemption amount of $1,399,974. The amount in the company’s trust account as of December 31,2024 is $1,967,696.

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

As a result, the Company’s shares were suspended from trading at the open of business on August 14, 2024. The Company chose not to appeal the Nasdaq Panel’s decision.

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

On July 3, 2024, the Company and Noventiq Holdings plc entered into a Settlement and Termination Agreement, pursuant to which the Amended and Restated Business Combination Agreement dated December 29, 2023, was mutually terminated. The termination was effected due to prevailing unfavorable market conditions and strategic considerations. As a result of the termination, all obligations under the Business Combination Agreement were released and deemed null and void. No termination fee or penalty was incurred by either party. The Company is continuing to evaluate alternative business combination opportunities.

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

Liquidity and Going Concern

As of December 31, 2024, the Company had $0 in its operating bank accounts, $1,967,696 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $30,172.

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

As a result of the transaction, the Company had no outstanding liabilities to the former Sponsor as of December 31, 2024, with all debts effectively settled upon the transfer.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of December 31, 2024 and 2023.

Marketable Securities Held in Trust Account

At December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at JP Morgan Chase and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

At December 31, 2024 and 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2022	$1,191,437	$12,226,852
Less:
Payments to Class A ordinary shareholders for redemption of shares	(771,499)	(11,347,734)
Plus:
Due to shareholders paid in 2023		3,262,655
Remeasurement of carrying value to redemption value	-	411,744
Class A ordinary shares subject to possible redemption - December 31, 2023	419,938	4,553,517
Less:
Payments to Class A ordinary shareholders for redemption of shares	(207,638)	(2,311,482)
Due to shareholders	(38,647)	(428,962)
Plus:
Remeasurement of carrying value to redemption value	-	154,623
Class A ordinary shares subject to possible redemption – December 31, 2024	$173,653	$1,967,696

In connection with the vote to approve the February 2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $911,508, or approximately $10.94 per share. $78,018 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed. In connection with the vote to approve extension at the June 2024 Extraordinary Meeting, shareholders elected to redeem 38,647 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $428,962, or approximately $11.10 per share. $42,492 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed. Further, In connection with the vote to approve the October 2024 Extension Amendment Proposal, shareholders elected to redeem 124,289 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $1,399,974, or approximately $11.26 per share. $157,084, was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed.

During the year , the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $154,623 to reflect current earnings of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2024, the Company has not experienced losses on these accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share for all periods presented, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for years ended December 31, 2024 and 2023. Of the total warrants, 7,600,000 private placement warrants were cancelled pursuant to the Sponsor Share Transfer and Warrant Cancellation Agreements dated August 15, 2024.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the year ended		For the year ended
	December 31, 2024		December 31, 2023
	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(9,687)	$(311,889)	$(252,935)	$(3,237,028)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	310,585	10,000,000	781,380	10,000,000

Basic and diluted net income (loss) per ordinary share	$(0.03)	$(0.03)	$(0.32)	$(0.32)

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no impact to its financial statements because the Company does not have financial assets within the scope of ASU 2016-13.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of December 31, 2024.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements. As a British Virgin Islands entity, the Company is not subject to income taxes, as such, the Company does not expect any impact of adopting ASU 2023-09 on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

The current conflicts in Russia and Ukraine, as well as Israel and Gaza, resulting sanctions and related countermeasures by the United States and other countries could to lead to market disruptions, including significant volatility in the credit and capital markets and the economy in general, which could have an adverse impact on the operations and financial performance of our potential Business Combination targets and our Company.

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

Note 4 — Related Party Transactions Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share. In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B Ordinary Shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor forfeited 62,500 Class B Ordinary for no consideration, resulting in 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,173,653 and 10,244,938 shares of Class A ordinary shares issued and outstanding (173,653 and 419,938 of which are subject to possible redemption) and 175,000 and 175,000 shares of Class B ordinary shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. The Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the Sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Prior to the closing of the Initial Public Offering, the Sponsor transferred 150,000 Founder Shares to our three independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation- Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of a business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of a business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of December 31, 2024, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through December 31, 2024.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, December 31, 2024 and December 31, 2023, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or (B) on December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the year ended, 2024 and 2023, the Company incurred $0 and $0, respectively, which is included in operating and formation costs on the statements of operations. As of December 31, 2024 and December 31, 2023, there were $0 and 280,000 in fees outstanding for these services, respectively, that are included in due to related party on the balance sheets. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of December 31, 2024, and December 31, 2023, the Sponsor and its affiliates had paid operating and formation costs of $2,101,264 and $1,630,848, respectively, on behalf of the Company. These amounts were initially recorded as liabilities owed to the Sponsor and included in “Due to Related Party” on the balance sheets. However, in connection with the transfer of the Original Sponsor’s stake to the New Sponsor on August 15, 2024, all outstanding liabilities were assumed by the Original Sponsor and subsequently discharged. As a result, no amounts remained payable to the Original Sponsor as of December 31, 2024. As of that date, the New Sponsor had paid operating and formation costs of $24,849, which remained outstanding.

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

3.

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

4.	In addition, upon the consummation of the Business Combination, the Company shall pay to the Underwriter a non-refundable cash fee equal to 3.0% of:

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

The fees noted in items 1, 2 and additional notes above are contingent upon the successful completion of a Business Combination. There is no assurance that a Business Combination will be consummated by any such date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association. In accordance with the guidance in ASC Topic 450, Contingencies, the Company is required to record its best estimate of the loss if the amount of loss can be reasonably estimated. The fee amount noted in item 2 cannot be reasonably estimated or determinable at this time and as a result, is not recorded in the financial statements.

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

As the Proposed Business Combination was terminated on July 3, 2024, the Company does not expect to recognize compensation expense associated with this arrangement.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

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

On June 20, 2023, in connection with the June 2023 Extraordinary General Meeting, shareholders elected to redeem 771,499 additional Class A ordinary shares, resulting in redemption payments out of the Trust Account totalling $8,085,078, or approximately $10.48 per share, which includes $370,088 of earnings in the Trust Account not previously withdrawn. Subsequent to the redemptions, 419,938 Class A ordinary shares remained issued and outstanding.

On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares, and at December 31, 2023, the Company had an aggregate of 10,244,938 shares of Class A ordinary shares (419,938 of which were subject to possible redemption) issued and outstanding.

On February 29, 2024, in connection with the vote to approve the February 2024 Extension Amendment Proposal, shareholders elected to redeem 83,349 Class A ordinary shares, resulting in redemption payments out of the trust account totalling $911,508, or approximately $10.94 per share, which includes $78,018 of earnings in the trust account not previously withdrawn.

In connection with the vote to approve the extension at the June 2024 Extraordinary General Meeting, shareholders elected to redeem 38,647 Class A ordinary shares, resulting in redemption payments out of the trust account totalling $428,962, or approximately $11.10 per share. $42,492 was paid out to redeeming Class A ordinary shares as their proportionate share of trust earnings through the redemption date and is the difference between the redemption amount per share and the original $10.00 per share times the number of shares redeemed.

On October 31, 2024, in connection with the vote to approve the October 2024 Extension Amendment Proposal, shareholders elected to redeem 124,289 Class A ordinary shares, resulting in redemption payments out of the trust account totalling $1,399,974, or approximately $11.26 per share, which includes $157,084 of earnings in the trust account not previously withdrawn.

As of December 31, 2024, the Company has an aggregate of 9,825,000 shares of Class A ordinary shares (173,653 of which are subject to possible redemption) issued and outstanding. The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at December 31, 2024, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of the amounts that would be received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In determining fair value, management maximizes the use of observable inputs (e.g., market data obtained from independent sources) and minimizes the use of unobservable inputs (e.g., internal assumptions regarding market participant pricing of assets and liabilities). The Company uses the following fair value hierarchy to classify its assets and liabilities:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Observable inputs other than quoted prices included in Level 1. These include quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability. These inputs reflect the entity’s own assumptions about market participant assumptions.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, and December 31, 2023, indicating the level within the fair value hierarchy:

Description		December 31,	December 31,
	Level	2024	2023
Assets:
Cash and Marketable securities held in Trust Account	1	$1,967,696	$4,553,517

At December 31, 2024 and December 31, 2023, $1,967,696 and $0, of the balance held in the Trust Account was held in cash, respectively. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description		December 31,		December 31,
	Level	2024	Level	2023
Liabilities:
Warrant Liability – Public Warrants	2	$266,667	1	$826,666
Warrant Liability – Private Placement Warrants	2	$-	2	$471,200
Total Warrant Liabilities		$266,667		$1,297,866

The Company accounts for its warrants as liabilities in accordance with ASC 815-40. These warrant liabilities are initially measured at fair value and subsequently remeasured on a recurring basis, with changes in fair value recognized in the statement of operations.

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Public Warrants on December 21, 2020, the date of the consummation of the Company’s Initial Public Offering, using a Monte Carlo simulation model. Proceeds received from (i) the sale of Units (each comprising one Class A ordinary share and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares were allocated first to the warrants based on their fair values determined at initial measurement, with the remaining proceeds allocated to Class A and Class B ordinary shares based on their relative fair values as of that date. The Public Warrants were classified as Level 3 at initial measurement due to the use of significant unobservable inputs.

The Public Warrants are remeasured at fair value on a recurring basis. As of December 31, 2023, the subsequent measurement was classified as Level 1, reflecting quoted prices in an active market since February 8, 2021. Following the delisting of the Public Warrants on August 14, 2024, with the last Nasdaq trading price recorded at market close on August 13, 2024, the subsequent measurement of the Public Warrants as of December 31, 2024, is classified as Level 3. Although the last traded price was used as an initial reference, the final valuation was determined using a Monte Carlo simulation model that estimates the fair value of similar asset classes as of December 31, 2024.

The Private Placement Warrants, which had previously been measured using Level 2 inputs, were also valued using Modified Black-Scholes model. However, as part of the sponsor change on August 15, 2024, these warrants were cancelled and removed from the balance sheet.

The key inputs into the Monte Carlo simulation model for the Public Warrants as of December 31, 2024, were as follows:

Input	December 31, 2024
Risk-free interest rate	4.43%
Expected term (years)	6.3
Expected volatility	44.4%
Exercise price	$11.50
Fair value of the ordinary share price	$11.27
Redemption threshold price	$18.00
Redemption threshold days	20 days within any 30-day period
Redemption price	$0.01
Probability of successful acquisition	23.0%

Using these inputs, the Public Warrants were determined to have a fair value of $0.03 per warrant, resulting in an aggregate value of approximately $266,667 as of December 31, 2024. As of December 31, 2023, the Public Warrants were valued at $0.06 per warrant for an aggregate value of approximately $826,666, and the Private Placement Warrants were valued at $0.06 per warrant for an aggregate value of approximately $471,200.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$228,000	$400,000	$628,000
Change in valuation inputs or other assumptions	243,200	426,666	669,866
Fair value as of December 31, 2023	$471,200	$826,666	$1,297,866
Change in valuation inputs or other assumptions	(167,200)	(559,999)	(727,199)
Cancellation of Private Warrants	(304,000)	-	(304,000)
Fair value as of December 31, 2024	$-	$266,667	$266,667

The change in fair value of the Level 3 warrant liabilities for the year ended December 31, 2024 is summarized as follows:

Change in fair value of warrant liability
Warrant liability at December 31, 2023	$-
Transfer in of warrant liability at December 31, 2023	826,666
Change in fair value of warrant liability	$(559,999)
Warrant liability at December 31, 2024	$266,667

Note 9 – Segment Information

The Company follows ASC Topic 280, Segment Reporting, which requires disclosure of financial information about a company’s operating segments, products and services, geographic areas, and major customers. An operating segment is defined as a component of the business for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”) in assessing performance and allocating resources.

The Company’s CODM has been identified as the Chief Executive Officers, who collectively assess the financial results of the Company on a consolidated basis. As a result, management has concluded that the Company operates as a single operating segment.

In evaluating performance and making resource allocation decisions, the CODM reviews key metrics, including interest income earned on investments held in the Trust Account and the Company’s formation and operating costs. These amounts are included in the accompanying statements of operations.

Interest income from the Trust Account is reviewed by the CODM to monitor stockholder value and to determine an effective investment strategy, in line with the requirements of the trust agreement. Formation and operating costs are evaluated to manage the Company’s cash flow, ensure sufficient liquidity to complete a business combination within the required timeframe, and to confirm that spending remains within the parameters of contractual obligations and budgeted expectations.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the financial statements.

