Form 10-Q
period 2025-03-31
Corner Growth Acquisition Corp.
filed 2025-07-16
CIK 1829953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-39814

CORNER GROWTH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1563902
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

418 Broadway, #6183, Albany, NY	12207
(Address of principal executive offices)	(Zip code)

(347) 268-7868

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one redeemable warrant	COOLU	N/A
Class A Ordinary Shares, par value $0.0001 per share	COOL	N/A
Redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	COOLW	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of July 16, 2025, the registrant had 9,998,653 Class A Ordinary Shares and 175,000 Class B Ordinary Shares  outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CORNER GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS AS OF

MARCH 31, 2025 AND AS OF DECEMBER 31, 2024

	As of	As of
	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-
Cash and marketable securities held in Trust Account	1,983,985	1,967,696
Total Assets	$1,983,985	$1,967,696
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$27,388	$24,849
Due to shareholders	-	-
Accrued expenses	9,948	5,323
Total current liabilities	37,337	30,172
Warrant liabilities	133,333	266,667
Deferred underwriting fee payable	-	-
Total Liabilities	170,670	296,838
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 173,653 shares at redemption value as of March 31, 2025 and December 31, 2024	1,983,985	1,967,696
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 9,825,000 issued and outstanding (excluding 173,653 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	982	982
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	18	18
Additional paid-in capital	5,761,840	5,761,840
Accumulated deficit	(5,933,510)	(6,059,678)
Total Shareholders’ Deficit	$(170,670)	$(296,838)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$1,983,985	$1,967,696

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2025	2024
Operating and formation costs	$7,165	$705,918
Loss from operations	(7,165)	(705,918)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	16,289	55,782
Change in fair value of warrant liabilities	133,333	(1,863,067)
Net income/ (loss)	$142,457	$(2,513,203)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	173,653	397,040
Basic and diluted net income (loss) per Class A redeemable ordinary share	$0.01	$0.24
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	$0.01	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, January 1, 2025	9,825,000	$982	175,000	$18	$5,761,840	$(6,059,678)	$(296,838)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(16,289)	(16,289)
Net profit	-	-	-	-	-	142,457	142,457
Balance, March 31, 2025	9,825,000	$982	175,000	$18	$5,761,840	$(5,933,510)	$(170,670)

Balance, January 1, 2024	9,825,000	982	175,000	18	-	(12,583,479)	(12,582,479)
Remeasurement of Class A ordinary shares subject to possible redemption					-	(55,782)	(55,782)
Net loss	-	-	-	-	-	(2,513,203)	(2,513,203)
Balance, March 31, 2024	9,825,000	$982	175,000	$18	-	$(15,152,464)	$(15,151,464)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2025	2024

Cash Flows from Operating Activities
Net income / (loss)	$142,457	$(2,513,203)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(16,289)	(55,782)
Change in fair value of warrant liabilities	(133,333)	1,863,067
Changes in operating assets and liabilities:
Accrued expenses	4,626	424,772
Due to related party	2,539	282,113
Prepaid expenses	-	(1,067)
Net cash used in operating activities	-	(100)
Cash Flows from Investing Activities
Proceeds received from Trust Account	-	911,508
Net cash provided by investing activities	-	911,508
Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	-	(911,508)
Net cash used in financing activities	-	(911,508)
Net change in cash	-	(100)
Cash at beginning of the period	-	21,631
Cash at end of the period	$-	$21,531
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$16,289	$55,782

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED UNAUDITED

CONDENSED FINANCIAL STATEMENTS March 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of March 31, 2025, the Company had $0 in its operating bank accounts, $1,983,985 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $37,337.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Unaudited condensed financial statements-Going Concern” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of these unaudited condensed financial statements. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these unaudited condensed financial statements. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate. There is no assurance that a Business Combination will be consummated by any such date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of  March 31, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at JP Morgan Chase and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2024	173,653	$1,967,696
Less:
Payments to Class A ordinary shareholders for redemption of shares	-	-
Plus:
Remeasurement of carrying value to redemption value	-	16,289
Class A ordinary shares subject to possible redemption - March 31, 2025	297,942	$1,983,985

 During the three months ended March 31, 2025 , the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $16,289 to reflect current earnings of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2025, the Company has not experienced losses on these accounts.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share for all periods presented, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2025 and 2024.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the three months ended		For the three months ended
	March 31, 2025		March 31, 2024
	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,432	$140,026	$(95,974)	$(2,417,229)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	173,653	10,000,000	397,040	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.24)	$(0.24)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

The adoption of this ASU required the Company to provide additional disclosure, but otherwise it does not materially impact the accompanying unaudited condensed financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed financial statements.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 4 — Related Party Transactions Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share. In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B Ordinary Shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor forfeited 62,500 Class B Ordinary for no consideration, resulting in 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,173,653 shares of Class A ordinary shares issued and outstanding (173,653 of which are subject to possible redemption) and 175,000 shares of Class B ordinary shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of a business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of a business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2025, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through March 31, 2025.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, March 31, 2025 and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or (B) on December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the year ended, 2024 and 2023, the Company incurred $0 and $0, respectively, which is included in operating and formation costs on the statements of operations. As of March 31, 2025 and December 31, 2024, there were $0 in fees outstanding for these services. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of March 31, 2025 and December 31, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $27,388 and $24,849, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed balance sheets as of March 31,2025 and December 31, 2024. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

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

The fees noted in items 1, 2  and additional notes above are contingent upon the successful completion of a Business Combination. There is no assurance that a Business Combination will be consummated by any such date of termination approved in accordance with the Amended and Restated Memorandum and Articles of Association. In accordance with the guidance in ASC Topic 450, Contingencies, the Company is required to record its best estimate of the loss if the amount of loss can be reasonably estimated. The fee amount noted in item 2 cannot be reasonably estimated or determinable at this time and as a result, is not recorded in the unaudited condensed financial statements.

Finder’s Fee Arrangement

In connection with the Proposed Business Combination, a portion of the founder shares will be distributed under an agreement with a third party dated as of April 28, 2023 that constitutes a finder’s fee arrangement (the “Finder’s Fee Arrangement”). The Finder’s Fee Arrangement provides for our sponsor to make a $2 million cash payment to the third party and provide an option to purchase an economic interest in 2,000,000 membership units of the sponsor contingent on the consummation of the Proposed Business Combination, which are accounted for under the guidance in ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. Compensation expense related to such shares is recognized only when the performance-based vesting condition (i.e. the consummation of the Proposed Business Combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of the Proposed Business Combination, in an amount equal to the number of such shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of such shares. The Company will reflect the transactions in its unaudited condensed financial statements when the Proposed Business Combination is consummated as the sponsor is a principal shareholder in the Company and the Company benefits from the Finder’s Fee Arrangement.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022, there were 1,191,437 Class A ordinary shares issued or outstanding, all of which are considered temporary equity.

On December 20, 2022, in connection with the December 2022 Extraordinary General Meeting, certain shareholders exercised their right to redeem 38,808,563 Class A ordinary shares at a redemption price of approximately $10.14 per share, resulting in redemption payments out of the Trust Account totalling $393,676,799. The redemption payments included the proportionate share of Trust Account earnings in the amount of $5,591,169. Subsequent to the redemptions, 1,191,437 Class A ordinary shares remained issued and outstanding.

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

As of March 31, 2025 and December 31, 2024, the Company has an aggregate of 9,998,653 shares of Class A ordinary shares (173,653 of which are subject to possible redemption) issued and outstanding. The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at March 31, 2025, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024, indicating the level within the fair value hierarchy:

		March 31,		December 31,
Description	Level	2025	Level	2024
Assets:
Cash and Marketable securities held in Trust Account	1	$1,983,985	1	$1,967,696

At March 31, 2025 and December 31, 2024, $1,983,985 and $1,967,696 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,		December 31,
Description	Level	2025	Level	2024
Liabilities:
Warrant Liability – Public Warrants	3	$133,333	3	$266,667
Total Warrant Liabilities		$133,333		$266,667

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

The Public Warrants are remeasured at fair value on a recurring basis. Following the delisting of the Public Warrants on August 14, 2024, with the last Nasdaq trading price recorded at market close on August 13, 2024, the subsequent measurement of the Public Warrants as of March 31, 2025 and December 31, 2024, is classified as Level 3. Although the last traded price was used as an initial reference, the final valuation was determined using a Monte Carlo simulation model that estimates the fair value of similar asset classes as of March 31, 2025.

On August 15, 2024, as part of the sponsor change, the Private Placement Warrants which had previously been measured using Level 2 inputs, were cancelled and removed from the balance sheet.

As of March 31, 2025, the Public Warrants were valued at $0.01 per warrant for an aggregate value of approximately $133,333. As of December 31, 2024, the Public Warrants were valued at $0.02 per warrant, resulting in aggregate values of approximately $266,667.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2023	$471,200	$826,666	$1,297,866
Change in valuation inputs or other assumptions	674,400	1,186,667	1,863,067
Fair value as of March 31, 2024	$1,147,600	$2,013,333	$3,160,933

Fair value as of December 31, 2024	-	$266,667	$266,667
Change in valuation inputs or other assumptions	-	(133,334)	(133,334)
Fair value as of March 31, 2025	-	$(133,333)	$(133,333)

There were no transfers in or out of level 3 for the three months ended March 31, 2025.The change in fair value of the Level 3 warrant liabilities for the year ended December 31, 2024 is summarized as follows:

Change in fair value of warrant liability
Warrant liability at December 31, 2023	$-
Transfer in of warrant liability at December 31, 2023	826,666
Change in fair value of warrant liability	$(559,999)
Warrant liability at December 31, 2024	$266,667

Note 9 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officers, who collectively review the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and dividend earned on investments held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and formation and operational costs. The CODM reviews dividend earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Corner Growth Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

In connection with the vote to approve the extension, the holders of 124,289 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.26 per share, for an aggregate redemption amount of  $1,399,974. The amount in the company’s trust account as of March 31, 2025 is $1,983,985.

Liquidity, Capital Resources and Going Concern

As of March 31,2025 the Company had $0 in its operating bank accounts, $1,983,985 in the Trust Account , subject to possible redemptions,  to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $37,337.

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

As a result of the transaction, the Company had no outstanding liabilities to the former Sponsor as of March 31, 2025, with all debts effectively settled upon the transfer.

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

Results of Operations

Our entire activity since inception through March 31, 2025, was focused on the search for initial business combination candidates. As of March 31, 2025, $0 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2025, we had net income of $142,457, which mainly consisted of income from the change in the fair value of warrant liabilities of $133,333, $16,289 in earnings and realized gains on marketable securities held in the trust account, slightly offset by $7,165 in operating and formation costs.

For the three months ended March 31, 2024, we had a net loss of $2,513,203, which consisted of earnings and realized gains on marketable securities held in the trust account of $55,782, offset by a change in the fair value of warrant liabilities of $1,863,067, and $705,918 in operating and formation costs.

The decrease in general and administrative costs in 2025 is primarily due to a reduction in transaction-related costs and extensions, with a significant portion of prior-period liabilities forgiven as part of the sponsor transition.

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

Related Party Loans

On October 28, 2020, the sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. On October 27, 2020 and December 17, 2020, the Company borrowed $115,000 and $55,000, respectively, under the Note. On December 22, 2020, the Company repaid the Note in full. As of March 31, 2025 the Company had no outstanding balance under the Note.

 In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of March 31, 2025 and December 31, 2024, there were no outstanding Working Capital Loans under this arrangement.

As of August 15, 2024, the Original Sponsor and its affiliates had paid operating and formation costs of $2,101,264 on behalf of the Company. These amounts were initially recorded as liabilities owed to the Sponsor and included in "Due to Related Party" on the balance sheets. However, in connection with the transfer of the Original Sponsor’s stake to the New Sponsor on August 15, 2024, all outstanding liabilities were assumed by the Original Sponsor and subsequently discharged. As a result, no amounts remained payable to the Original Sponsor as of March 31, 2025. As from that date, the New Sponsor had paid operating and formation costs of $27,388 which remained outstanding.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a business combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We incurred $0 fees during the three months ended March 31, 2025 and 2024.

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

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,933,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2025 and 2024. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2025 173,653 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial carrying value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Executive Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were [not] effective [due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.]

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNER GROWTH ACQUISITION CORP.

Dated: July 16, 2025	By.	/s/ Xixuan Hei
Xixuan Hei
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

