Form 10-Q
period 2025-06-30
Corner Growth Acquisition Corp.
filed 2025-08-12
CIK 1829953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 9,998,653 Class A Ordinary Shares and 175,000 Class B Ordinary Shares outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CORNER GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS AS OF

JUNE 30, 2025 AND AS OF DECEMBER 31, 2024

	As of	As of
	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-
Cash and marketable securities held in Trust Account	2,000,592	1,967,696
Total Assets	$2,000,592	$1,967,696
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$27,388	$24,849
Due to shareholders	-	-
Accrued expenses	14,748	5,323
Total current liabilities	42,137	30,172
Warrant liabilities	133,333	266,667
Deferred underwriting fee payable	-	-
Total Liabilities	175,470	296,838
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 173,653 shares at redemption value as of June 30, 2025 and December 31, 2024	2,000,592	1,967,696
Shareholders’ Deficit
Preference Shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 9,825,000 issued and outstanding (excluding 173,653 shares subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively)	982	982
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	18	18
Additional paid-in capital	5,761,840	5,761,840
Accumulated deficit	(5,938,310)	(6,059,678)
Total Shareholders’ Deficit	$(175,470)	$(296,838)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$2,000,592	$1,967,696

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	For the three months ended, June 30, 2025	For the three months ended, June 30, 2024	For the six months ended, June 30, 2025	For the six months ended, June 30, 2024
Operating and formation costs	$4,800	$1,088,768	$11,965	$1,794,686
Loss from operations	(4,800)	(1,088,768)	(11,965)	(1,794,686)
Other income (loss)
Earnings and realized gain on marketable securities held in Trust Account	16,607	39,495	32,896	95,277
Change in fair value of warrant liabilities	-	(1,027,827)	133,333	(2,890,894)
Net income/ (loss)	$11,807	$(2,077,100)	$154,265	$(4,590,303)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	173,653	335,315	173,653	365,719
Basic and diluted net income (loss) per Class A redeemable ordinary share	$0.00	$-0.20	$0.02	$-0.44
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted net income (loss) per Class A nonredeemable ordinary shares and Class B ordinary shares	$0.00	$(0.20)	$0.02	$(0.44)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2024	9,825,000	$982	175,000	$18	$5,761,840	$(6,059,678)	$(296,838)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(16,289)	(16,289)
Net profit	-	-	-	-	-	142,457	142,457
Balance, March 31, 2025	9,825,000	$982	175,000	$18	$5,761,840	$(5,933,510)	$(170,670)

Remeasurement of Class A ordinary shares subject to possible redemption						(16,607)	(16,607)
Net profit						11,807	11,807
Balance, June 30, 2025	9,825,000	$982	175,000	$18	$5,761,840	$(5,938,310)	$(175,470)

Balance, January 1, 2024	9,825,000	982	175,000	18	-	(12,583,479)	(12,582,479)
Remeasurement of Class A ordinary shares subject to possible redemption					-	(55,782)	(55,782)
Net loss	-	-	-	-	-	(2,513,203)	(2,513,203)
Balance, March 31, 2024	9,825,000	$982	175,000	$18	-	$(15,152,464)	$(15,151,464)

Remeasurement of Class A ordinary shares subject to possible redemption						(39,495)	(39,495)
Net profit						(2,077,100)	(2,077,100)
Balance, June 30, 2024	9,825,000	$982	175,000	$18	$-	$(17,269,059)	$(17,268,059)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
	2025	2024

Cash Flows from Operating Activities
Net income / (loss)	$154,265	$(4,590,303)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(32,896)	(95,277)
Change in fair value of warrant liabilities	(133,333)	2,890,894
Changes in operating assets and liabilities:
Accrued expenses	9,426	1,309,266
Due to related party	2,539	468,666
Prepaid expenses	-	16,498
Net cash used in operating activities	0	(256)
Cash Flows from Investing Activities
Proceeds received from Trust Account	-	911,508
Net cash provided by investing activities	-	911,508
Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	-	(911,508)
Net cash used in financing activities	-	(911,508)
Net change in cash	0	(256)
Cash at beginning of the period	-	21,631
Cash at end of the period	$0	$21,375
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$32,896	$95,277
Due to shareholders	$	$428,962

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

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

In connection with the vote to approve the extension, the holders of 124,289 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.26 per share, for an aggregate redemption amount of $1,399,974. The amount in the company’s trust account as of June 30, 2025 is $2,000,592.

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

Liquidity and Going Concern

As of June 30, 2025, the Company had $0 in its operating bank accounts, $2,000,592 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $42,137.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of June 30,2025 and December 31, 2024.

Marketable Securities Held in Trust Account

At June 30,2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at JP Morgan Chase and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

At June 30,2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2024	173,653	$1,967,696
Less:
Payments to Class A ordinary shareholders for redemption of shares	-	-
Plus:
Remeasurement of carrying value to redemption value	-	32,896
Class A ordinary shares subject to possible redemption - June 30, 2025	297,942	$2,000,592

During the three months ended June 30,2025, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $32,896 to reflect current earnings of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2025, the Company has not experienced losses on these accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended June 30, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share for all periods presented, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended June 30, 2025 and 2024.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the three months ended June 30, 2025		For the six months ended June 30, 2025
	Class A	Class A Non-Redeemable	Class A	Class A Non-Redeemable
Particulars	Redeemable	and Class B	Redeemable	and Class B
Numerators:
Allocation of net income (loss)	$202	$11,606	$829,414	$412,034

Denominators:
Weighted average shares outstanding	173,653	10,000,000	173,653	10,000,000
Basic and diluted net income (loss) per share	$0.00	$0.00	$0.02	$0.02

	For the three months ended June 30, 2024		For the six months ended June 30, 2024
	Class A	Class A Non-Redeemable	Class A	Class A Non-Redeemable
Particulars	Redeemable	and Class B	Redeemable	and Class B
Numerators:
Allocation of net income (loss)	$(67,389)	$(2,009,711)	$(161,953)	$(4,428,350)

Denominators:
Weighted average shares outstanding	335,315	10,000,000	365,719	10,000,000
Basic and diluted net income (loss) per share	$(0.20)	$(0.20)	$(0.44)	$(0.44)

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

Note 4 — Related Party Transactions

Founder Shares

On October 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share. In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B Ordinary Shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor forfeited 62,500 Class B Ordinary for no consideration, resulting in 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, our sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,173,653 shares of Class A ordinary shares issued and outstanding (173,653 of which are subject to possible redemption) and 175,000 shares of Class B ordinary shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of a business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of a business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2025, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through June 30, 2025.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. As of the date of this filing, June 30, 2025 and December 31, 2024, the Company had no borrowings under any Working Capital Loans.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or (B) on December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the year ended, 2024 and 2023, the Company incurred $0 and $0, respectively, which is included in operating and formation costs on the statements of operations. As of June 30, 2025 and December 31, 2024, there were $0 in fees outstanding for these services. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of June 30, 2025 and December 31, 2024, the Sponsor and affiliates of the Sponsor also paid operating and formation costs of $27,388 and $24,849, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed balance sheets as of June 30,2025 and December 31, 2024. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

Note 5 —Commitments and Contingencies Registration Rights

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

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

As of June 30, 2025 and December 31, 2024, the Company has an aggregate of 9,998,653 shares of Class A ordinary shares (173,653 of which are subject to possible redemption) issued and outstanding. The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at June 30, 2025, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024, indicating the level within the fair value hierarchy:

		June 30,		December 31,
Description	Level	2025	Level	2024
Assets:
Cash and Marketable securities held in Trust Account	1	$2,000,592	1	$1,967,696

At June 30, 2025 and December 31, 2024, $2,000,592 and $1,967,696 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

The Public Warrants are remeasured at fair value on a recurring basis. Following the delisting of the Public Warrants on August 14, 2024, with the last Nasdaq trading price recorded at market close on August 13, 2024, the subsequent measurement of the Public Warrants as of June 30, 2025 and December 31, 2024, is classified as Level 3. Although the last traded price was used as an initial reference, the final valuation was determined using a Binomial model that estimates the fair value of similar asset classes as of June 30, 2025.

On August 15, 2024, as part of the sponsor change, the Private Placement Warrants which had previously been measured using Level 2 inputs, were cancelled and removed from the balance sheet.

As of June 30, 2025, the Public Warrants were valued at $0.01 per warrant for an aggregate value of approximately $133,333. As of December 31, 2024, the Public Warrants were valued at $0.02 per warrant, resulting in aggregate values of approximately $266,667.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$-	$266,667	$266,667
Change in valuation inputs or other assumptions	-	(133,334)	(133,334)
Fair value as of March 31, 2025	$-	$133,333	$133,333
Change in valuation inputs or other assumptions	-	-	-
Fair value as of June 30, 2025	$-	$133,333	$133,333

Fair value as of December 31, 2023	$471,200	$826,666	$1,297,866
Change in valuation inputs or other assumptions	676,400	1,186,667	1,863,067
Fair value as of March 31, 2024	$1,147,600	$2,013,333	$3,160,933
Change in valuation inputs or other assumptions	373,160	654,667	1,027,827
Fair value as of June 30, 2024	$1,520,760	$2,668,000	$4,188,760

There were no transfers in or out of level 3 for the three months ended June 30, 2025.The change in fair value of the Level 3 warrant liabilities for the year ended December 31, 2024 is summarized as follows:

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

In connection with the vote to approve the extension, the holders of 124,289 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.26 per share, for an aggregate redemption amount of  $1,399,974. The amount in the company’s trust account as of June 30, 2025 is $2,000,592.

Liquidity, Capital Resources and Going Concern

As of June 30,2025, the Company had $0 in its operating bank accounts, $2,000,592 in the Trust Account , subject to possible redemptions,  to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $42,137.

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

As a result of the transaction, the Company had no outstanding liabilities to the former Sponsor as of June 30, 2025, with all debts effectively settled upon the transfer.

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

Results of Operations

Our entire activity since inception through June 30, 2025, was focused on the search for initial business combination candidates. As of June 30, 2025, $0 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2025, we had net income of $11,807, which mainly consisted of $16,607 in earnings on cash held in the trust account, slightly offset by $4,800 in operating and formation costs.

For the six months ended June 30, 2025, we had net income of $154,265, which mainly consisted of gain from change in fair value of warrant liabilities by $133,333, earnings on cash held in the trust account of $32,896, slightly offset by $4,800 in operating and formation costs.

For the three months ended June 30, 2024, we had a net loss of $2,077,100, which consisted of earnings and realized gains on marketable securities held in the trust account of $39,495, offset by a change in the fair value of warrant liabilities of $1,027,827 and $1,088,768 in operating and formation costs.

For the six months ended June 30, 2024, we had a net loss of $4,590,303, which consisted of earnings and realized gains on marketable securities held in the trust account of $95,277, offset by a change in the fair value of warrant liabilities of $2,890,894 and $1,794,686 in operating and formation costs.

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

Related Party Loans

On October 28, 2020, the sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. On October 27, 2020 and December 17, 2020, the Company borrowed $115,000 and $55,000, respectively, under the Note. On December 22, 2020, the Company repaid the Note in full. As of June 30, 2025 the Company had no outstanding balance under the Note.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination is not completed, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of June 30, 2025 and December 31, 2024, there were no outstanding Working Capital Loans under this arrangement.

As of August 15, 2024, the Original Sponsor and its affiliates had paid operating and formation costs of $2,101,264 on behalf of the Company. These amounts were initially recorded as liabilities owed to the Sponsor and included in "Due to Related Party" on the balance sheets. However, in connection with the transfer of the Original Sponsor’s stake to the New Sponsor on August 15, 2024, all outstanding liabilities were assumed by the Original Sponsor and subsequently discharged. As a result, no amounts remained payable to the Original Sponsor as of June 30, 2025. As from that date, the New Sponsor had paid operating and formation costs of $27,388 which remained outstanding.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a business combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We incurred $0 fees during the three months ended June 30, 2025 and 2024.

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

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,933,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended June 30, 2025 and 2024. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 173,653 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CORNER GROWTH ACQUISITION CORP.

Dated: August 12, 2025	By.	/s/ Xixuan Hei
Xixuan Hei
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

