Form 10-Q
period 2025-09-30
Corner Growth Acquisition Corp.
filed 2025-11-18
CIK 1829953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 18th, 2025, the registrant had 9,987,523 Class A Ordinary Shares and 175,000 Class B Ordinary Shares  outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CORNER GROWTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS AS OF

SEPTEMBER 30, 2025 AND AS OF DECEMBER 31, 2024

	As of	As of
	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$11,927	$-
Prepaid expenses	-	-
Total current assets	11,927	-
Cash and marketable securities held in Trust Account	1,888,076	1,967,696
Total Assets	$1,900,003	$1,967,696
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Due to related party	$70,974	$24,849
Due to shareholders	-	-
Note Payable	25,000	-
Accrued expenses	100,890	5,322
Total current liabilities	196,864	30,171
Warrant liabilities	53,333	266,667
Deferred underwriting fee payable	-	-
Total Liabilities	250,197	296,838
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 162,523 and 173,653 shares at redemption value as of September 30, 2025 and December 31, 2024, respectively	1,888,076	1,967,696
Shareholders’ Deficit
Preference shares, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding.	-	-
Class A ordinary Shares, $0.0001 par value, 300,000,000 shares authorized; 9,825,000 and 9,825,000 issued and outstanding (excluding 162,523 and 173,653 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively)	982	982
Class B ordinary Shares, $0.0001 par value, 30,000,000 shares authorized; 175,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	18	18
Additional paid-in capital	5,761,840	5,761,840
Accumulated deficit	(6,001,110)	(6,059,678)
Total Shareholders’ Deficit	$(238,270)	$(296,838)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$1,900,003	$1,967,696

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Operating and formation costs	$142,842	$166,705	$154,808	$1,961,391
Loss from operations	(142,842)	(166,705)	(154,808)	(1,961,391)
Other income	43	-	43	-
Earnings and realized gain on marketable securities held in trust account	16,603	35,747	49,500	131,024
Debt Forgiveness	-	785,352	-	785,352
Change in fair value of warrant liabilities	80,000	3,458,093	213,333	567,199
Net (loss) / income	$(46,196)	$4,112,487	$108,068	$(477,816)
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	171,838	297,942	173,041	342,962
Basic and diluted net (loss) / income per Class A redeemable ordinary share	$(0.00)	$0.40	$0.01	$(0.05)
Basic and diluted weighted average shares outstanding of Class A nonredeemable ordinary shares and Class B ordinary shares	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted net (loss) / income per Class A nonredeemable ordinary shares and Class B ordinary shares	$(0.00)	$0.40	$0.01	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2024	9,825,000	$982	175,000	$18	$5,761,840	$(6,059,678)	$(296,838)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(16,289)	(16,289)
Net profit	-	-	-	-	-	142,457	142,457
Balance, March 31, 2025	9,825,000	$982	175,000	$18	$5,761,840	$(5,933,510)	$(170,670)

Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(16,607)	(16,607)
Net profit						11,807	11,807
Balance, June 30, 2025	9,825,000	$982	175,000	$18	$5,761,840	$(5,938,310)	$(175,470)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(16,603)	(16,603)
Net profit	-	-	-	-	-	(46,196)	(46,196)
Balance, September 30, 2025	9,825,000	$982	175,000	$18	$5,761,840	$(6,001,110)	$(238,270)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, January 1, 2024	9,825,000	982	175,000	18	-	(12,583,479)	(12,582,479)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(55,782)	(55,782)
Net loss	-	-	-	-	-	(2,513,203)	(2,513,203)
Balance, March 31, 2024	9,825,000	$982	175,000	$18	-	$(15,152,464)	$(15,151,464)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(39,495)	(39,495)
Net profit						(2,077,100)	(2,077,100)
Balance, June 30, 2024	9,825,000	$982	175,000	$18	$-	$(17,269,059)	$(17,268,059)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(35,747)	(35,747)
Cancellation of Private Warrants	-	-	-	-	304,000	-	304,000
Forgiveness of due to related party balance					5,457,840		5,457,840
Waiver of deferred underwriting commissions by underwriter	-	-	-	-	-	7,000,000	7,000,000
Net Profit						4,112,487	4,112,487
Balance, September 30, 2024	9,825,000	$982	175,000	$18	$5,761,840	$(6,192,319)	$(429,479)

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income / (loss)	$108,068	$(477,816)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Earnings and realized gain on marketable securities held in Trust Account	(49,500)	(131,024)
Debt Forgiveness	-	(785,352)
Change in fair value of warrant liabilities	(213,333)	(567,199)
Changes in operating assets and liabilities:
Accrued expenses	95,567	1,391,376
Due to related party	46,125	470,416
Prepaid expenses	-	77,968
Note Payable	25,000	-
Net cash used in operating activities	11,927	(21,631)
Cash Flows from Investing Activities
Proceeds received from Trust Account	129,120	1,340,470
Net cash provided by investing activities	129,120	1,340,470
Cash Flows from Financing Activities
Payments to Class A ordinary shareholders for redemption of shares	(129,120)	(1,340,470)
Net cash used in financing activities	(129,120)	(1,340,470)
Net change in cash	11,927	(21,631)
Cash at beginning of the period	-	21,631
Cash at end of the period	$11,927	$-
Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$(79,620)	$(131,024)
Due to shareholders	$-	$428,962
Accrual of deferred underwriting fee payable	$-	$(7,000,000)
Cancellation of private warrants	$-	$304,000
Forgiveness of due to related parties		2,381,264
Operating expense liability assumed by related party		3,076,576

The accompanying notes are an integral part of these unaudited condensed financial statements

CORNER GROWTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED

FINANCIAL STATEMENTS SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity through September 30, 2025 relates to the Company’s formation, its initial public offering described below (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for initial Business Combination candidates, and since the signing of the Business Combination Agreement described below, the completion of this proposed transaction. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (loss). The Company has selected December 31 as its fiscal year end.

The Company’s original sponsor is CGA Sponsor LLC, a Delaware limited liability company (the “Original Sponsor”) and its current sponsor is Ringwood Field, LLC, a Delaware limited liability company (the “New Sponsor” and together with the Original Sponsor, collectively the “Sponsor”).

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

On August 15, 2024, the Company, the Original Sponsor, the New Sponsor, and Alexandre Balkanski, John Mulkey, and Jason Park entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred to the New Sponsor an aggregate of 5,895,000 Class A Ordinary Shares of the Company; (b) the New Sponsor executed a joinder agreement (the "Joinder") to become a party to that certain letter agreement, dated December 16, 2020 ("Letter Agreement"), and that certain Registration Rights Agreement, dated December 16, 2020 ("Registration Rights Agreement"), each originally entered into in connection with the Company’s initial public offering ("IPO"), among the Company, the Original Sponsor, and certain equity holders of the Company; (c) the Original Sponsor and holders of Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf (the "POA Agreements"); (d) the Original Sponsor entered into surrender and cancellation agreements (the “Warrant Cancellation Agreements”) to cancel an aggregate of 7,600,000 private placement warrants purchased by the Original Sponsor at the time of the IPO; and (e) certain creditors agreed to cancel or reduce the amounts owed to them by the Company and assigned the liability for any remaining amounts to the Original Sponsor (the "Debt Cancellation Agreements"). Additionally, the Company, the Original Sponsor, the New Sponsor, and Cantor Fitzgerald & Co., as the underwriter of the IPO, entered into an agreement (the "Underwriter Agreements") whereby Cantor agreed to accept shares of the Company following any business combination in lieu of cash deferred commissions owed from the IPO.

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

On September 15, 2025, the Company held an extraordinary general meeting of shareholders (the “September 2025 Extraordinary General Meeting”) to amend the Company’s amended and restated memorandum and articles of association to (i) increase the Company’s authorized share capital from US $33,100 divided into 300,000,000 Class A ordinary shares of par value US $0.0001 each, 30,000,000 Class B ordinary shares of par value US $0.0001 each, and 1,000,000 preference shares of par value US $0.0001 each, to US $34,000 divided into 300,000,000 Class A ordinary shares of par value US $0.0001 each, 30,000,000 Class B ordinary shares of par value US $0.0001 each, and 10,000,000 preference shares of par value US $0.0001 each (such proposal, the “Authorized Capital Increase Proposal”); and (ii) delete in its entirety current Article 49.10 of the Articles and replace it with a revised Article 49.10 restricting the issuance of additional shares or other securities prior to the consummation of a business combination (such proposal, the “Article 49.10 Amendment Proposal,” and together with the Authorized Capital Increase Proposal, the “September 2025 Amendment Proposals”). The shareholders of the Company approved both September 2025 Amendment Proposals.

In connection with the vote, holders of an aggregate of 11,130 Class A ordinary shares properly exercised their right to redeem their shares for cash in accordance with the Company’s amended and restated memorandum and articles of association.

The amount in the company’s trust account as of September 30, 2025 is $ 1,888,076.

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

Liquidity and Going Concern

As of September 30, 2025, the Company had $11,927 in its operating bank accounts, $1,888,076 in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith, and a working capital deficit of $184,936.

On August 7, 2025, the Company entered into a non-interest-bearing promissory note with Ringwood Field, LLC providing for up to $1,000,000 of working-capital loans (the “Ringwood Note”). During August 2025, the Company received $25,000 under the Ringwood Note. The note is payable upon the earlier of June 30, 2026 or the consummation of a Business Combination and may be converted into warrants at the option of the lender. No interest accrues on the outstanding balance.

Until the consummation of a Business Combination, the Company will use funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination. Based on its current cash and working-capital balances, management believes that the Company will not have sufficient working capital to meet its needs through the consummation of a Business Combination without additional financing from the sponsor or other sources.

In connection with our assessment of going-concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed financial statements. Adverse conditions include negative financial trends, specifically a working-capital deficiency and limited cash resources. No adjustments have been made to the carrying amounts or classification of assets or liabilities should the Company be required to liquidate. There is no assurance that a Business Combination will be consummated by any termination date approved in accordance with the Company’s Amended and Restated Memorandum and Articles of Association.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. All of the Company’s cash and marketable securities held in Trust Account are considered cash equivalents as of September 30,2 025 and December 31, 2024.

Marketable Securities Held in Trust Account

At September 30,2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash or in money market mutual funds in U.S. based trust accounts at JP Morgan Chase and Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee.

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

At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amounts
Class A ordinary shares subject to possible redemption - December 31, 2024	173,653	$1,967,696
Less:
Payments to Class A ordinary shareholders for redemption of shares	(11,130)	(129,120)
Plus:
Remeasurement of carrying value to redemption value	-	49,500
Class A ordinary shares subject to possible redemption - September 30, 2025	162,523	$1,888,076

During the three months ended September 30,2025, the Company remeasured the Class A ordinary shares subject to possible redemption to increase the carrying amount by $49,500 to reflect current earnings of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2025, the Company has not experienced losses on these accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended September 30, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,933,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share for all periods presented, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2025 and 2024.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except share amounts):

	For the three months ended		For the Nine months ended
	September 30, 2025		September 30, 2025
	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net (loss) / income	$(780)	$(45,416)	$1,838	$106,230
Denominator:
Basic and diluted weighted average ordinary shares outstanding	171,838	10,000,000	173,041	10,000,000

Basic and diluted net (loss) / income per ordinary share	$(0.00)	$(0.00)	$0.01	$0.01

	For the three months ended		For the Nine months ended
	September 30, 2024		September 30, 2024
	Class A Redeemable	Class A Nonredeemable and Class B	Class A Redeemable	Class A Nonredeemable and Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$118,983	$3,993,504	$(162,240)	$(4,428,063)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	297,942	10,000,000	342,962	10,000,000

Basic and diluted net income (loss) per ordinary share	$0.40	$0.40	$(0.47)	$(0.44)

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

Note 4 — Related Party Transactions

Founder Shares

On October 28, 2020, the Original Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share. In November 2020, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. On December 16, 2020, the Company effected a share capitalization of 1,437,500 Class B ordinary shares, resulting in an aggregate of 10,062,500 Class B Ordinary Shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor forfeited 62,500 Class B Ordinary for no consideration, resulting in 10,000,000 Class B ordinary shares outstanding as of December 31, 2022. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Original Sponsor, the holder of an aggregate of 9,825,001 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion, the Sponsor holds 9,825,000 shares of Class A ordinary shares and 1 share of Class B ordinary shares. The Company will have an aggregate of 10,173,653 shares of Class A ordinary shares issued and outstanding (173,653 of which are subject to possible redemption) and 175,000 shares of Class B ordinary shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. In connection with the conversion, the sponsor has agreed to certain transfer restrictions, a waiver of redemption rights, a waiver of any right to receive funds from the trust account and the obligation to vote in favor of an initial business combination. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

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

Compensation expense related to the Founder Shares is recognized only when the performance-based vesting condition (i.e. the consummation of a business combination) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the consummation of a business combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of September 30, 2025, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as approval by the Company’s shareholders. As a result, the Company determined that, taking into account that there is a possibility that the Business Combination might not happen, no stock-based compensation expense should be recognized through September 30, 2025.

On August 15, 2024, the Company, the Original Sponsor and the New Sponsor entered into a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Original Sponsor transferred to the New Sponsor an aggregate of 5,895,000 Class A Ordinary Shares of the Company; (b) the New Sponsor executed a joinder agreement to become a party to that certain letter agreement, dated December 16, 2020 (“Letter Agreement”), and that certain Registration Rights Agreement, dated December 16, 2020 (“Registration Rights Agreement”), each originally entered into in connection with the Company’s IPO, among the Company, the Original Sponsor, and certain equity holders of the Company; and (c) the Original Sponsor and holders of the Class B Shares granted the New Sponsor the irrevocable right to vote the retained shares on their behalf and to take certain other actions on their behalf.

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

On August 7, 2025, the Company entered into a non-interest-bearing promissory note with Ringwood Field, LLC providing for up to $ 1,000,000 of Working Capital Loans. During August 2025, the Company received $ 25,000 under the Ringwood Note. The note is payable upon the earlier of June 30, 2026 or the consummation of a Business Combination and may be converted into warrants at the option of the lender at a conversion price of $ 1.50 per warrant.

Except for the Ringwood Note described above, the terms of any additional Working Capital Loans, if any, have not been determined and no other written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $ 1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $ 1.50 per warrant. As of September 30, 2025, the Company had borrowings of $ 25,000 outstanding under the Ringwood Note and no other Working Capital Loans outstanding.

Administrative Services Agreement

Pursuant to an administrative services agreement (the “Administrative Services Agreement”) entered into on December 17, 2020, the Company agreed to pay the Sponsor a total of $40,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team until the earlier of (A) the Company’s completion of the initial Business Combination or (B) on December 21, 2022, an amount equal to $960,000 less the actual amount paid under the Administrative Services Agreement. For the year ended, 2024 and 2023, the Company incurred $0 and $0, respectively, which is included in operating and formation costs on the statements of operations. As of September 30, 2025 and December 31, 2024, there were $0 in fees outstanding for these services. Notwithstanding the foregoing, on November 18, 2021, the Sponsor permanently waived its right to receive any of the Company’s outstanding, and all of the Company’s remaining, payment obligations under the Administrative Services Agreement.

Operating and Formation Costs

As of September 30, 2025 and December 31, 2024, the Original Sponsor and affiliates of the Original Sponsor also paid operating and formation costs of $70,974 and $24,849, respectively, on behalf of the Company which are due on demand. These amounts are included in due to related party on the condensed balance sheets as of September 30,2025 and December 31, 2024. The Sponsor is not under any obligation to make additional expenditures on the Company’s behalf.

Note 5 —Commitments and Contingencies Registration Rights

The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, including the Ringwood Note if any, are entitled to registration rights pursuant to a registration rights agreement entered in connection with the Initial Public Offering. These holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

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

On September 15, 2025, in connection with the vote to approve the September 2025 Amendment Proposals, shareholders elected to redeem 11,130 Class A ordinary shares, resulting in redemption payments out of the trust account totaling $129,120, or approximately $11.60 per share

As of September 30, 2025 and December 31, 2024, the Company has an aggregate of 9,987,523 and 9,998,653 shares of Class A ordinary shares (162,523 as of September 2025 and 173,653 as of December 2024, of which are subject to possible redemption) issued and outstanding, respectively. The Sponsor’s 9,825,000 Class A ordinary shares received in connection with the conversion are not redeemable.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. At December 31, 2022, there were 10,000,000 Class B ordinary shares issued and outstanding. On June 21, 2023, in connection with the approval of the Founder Conversion Amendment, the Sponsor elected to convert 9,825,000 shares of the Class B ordinary shares held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect. Following such conversion and at September 30, 2025, the Company has an aggregate of 175,000 shares of Class B ordinary shares issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024, indicating the level within the fair value hierarchy:

		September 30,		December 31,
Description	Level	2025	Level	2024
Assets:
Cash and Marketable securities held in Trust Account	1	$1,888,076	1	$1,967,696

At September 30, 2025 and December 31, 2024, $1,888,076 and $1,967,696 of the balance held in the Trust Account was held in cash, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,		December 31,
Description	Level	2025	Level	2024
Liabilities:
Warrant Liability – Public Warrants	3	$53,333	3	$266,667
Total Warrant Liabilities		$53,333		$266,667

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

The Public Warrants are remeasured at fair value on a recurring basis. Following the delisting of the Public Warrants on August 14, 2024, with the last Nasdaq trading price recorded at market close on August 13, 2024, the subsequent measurement of the Public Warrants as of September 30, 2025 and December 31, 2024, is classified as Level 3. Although the last traded price was used as an initial reference, the final valuation was determined using a Binomial model that estimates the fair value of similar asset classes as of September 30, 2025.

On August 15, 2024, as part of the sponsor change, the Private Placement Warrants which had previously been measured using Level 2 inputs, were cancelled and removed from the balance sheet.

As of September 30, 2025, the Public Warrants were valued at $0.004 per warrant for an aggregate value of approximately $53,333. As of December 31, 2024, the Public Warrants were valued at $0.02 per warrant, resulting in aggregate values of approximately $266,667.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$-	$266,667	$266,667
Change in valuation inputs or other assumptions		(133,334)	(133,334)
Fair value as of March 31, 2025	$-	$133,333	$133,333
Change in valuation inputs or other assumptions	-	-	-
Fair value as of June 30, 2025	$-	$133,333	$133,333
Change in valuation inputs or other assumptions	-	(80,000)	(80,000)
Fair value as of September 30, 2025	$-	$53,333	$53,333

Fair value as of December 31, 2023	$471,200	$826,666	$1,297,866
Change in valuation inputs or other assumptions	676,400	1,186,667	1,863,067
Fair value as of March 31, 2024	$1,147,600	$2,013,333	$3,160,933
Change in valuation inputs or other assumptions	373,160	654,667	1,027,827
Fair value as of June 30, 2024	$1,520,760	$2,668,000	$4,188,760
Change in valuation inputs or other assumptions	(1,216,760)	(2,241,333)	(3,458,093)
Cancellation of Private warrants	(304,000)		(304,000)
Fair value as of September 30, 2024	$-	$426,667	$426,667

There were no transfers in or out of level 3 for the three months ended September 30, 2025.The change in fair value of the Level 3 warrant liabilities for the year ended December 31, 2024 is summarized as follows:

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date these unaudited condensed financial statements were issued. Based on this review, except for the event described below, the Company did not identify any subsequent events that would require adjustment to or disclosure in the unaudited condensed financial statements.

On June 30, 2025, the Company’s Sponsors executed Share Exchange Forms requesting the exchange of certain Class A Ordinary Shares for an equal number of Non-Voting Preference Shares. The exchanges are subject to shareholder approval of the related amendments to the Company’s Articles of Association and to the Company entering the exchanges in its register of members. These amendments were subsequently approved by shareholders at the Company’s extraordinary general meeting in September 2025; however, the Company had not updated its register of members to effect the exchange as of September 30, 2025.

As of September 30, 2025, the Preference Share Exchange had not been completed, no Preference Shares had been issued, and the Sponsors’ Class A Ordinary Shares remained outstanding.

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

On December 29, 2023, the Company and the original parties to the definitive business combination agreement entered into an amended and restated business combination agreement (as amended and restarted, the “Business Combination Agreement”) by and among the Company, Noventiq, Noventiq Holding Company, a Cayman Islands exempted company (“Parent”), Noventiq Merger 1 Limited, a Cayman Islands exempted company and wholly-owned subsidiary of Parent (“CGAC Merger Sub”), and Corner Growth SPAC Merger Sub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Parent (“Noventiq Merger Sub”). The Business Combination Agreement provides, among other things, that (i) the Company will merge with and into CGAC Merger Sub (the “CGAC Merger”), with CGAC Merger Sub surviving the CGAC Merger as a wholly-owned subsidiary of Parent and (ii) Noventiq Merger Sub will merge with and into Noventiq (the “Noventiq Merger,” and together with the CGAC Merger, the “Mergers”), with Noventiq surviving the Noventiq Merger as a wholly-owned subsidiary of Parent (the transactions contemplated by the foregoing clauses (i) and (ii) the “Proposed Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Proposed Transactions”). As a result of the consummation of the Proposed Transactions, Noventiq will become a wholly-owned subsidiary of Parent. The aggregate consideration to be paid in the Proposed Transactions to the owners of Noventiq was to consist of 31,500,000 Parent’s newly issued Class A ordinary shares, par value $0.0001 per share (the “Parent ordinary shares”). The aggregate consideration to be paid in the Transactions to the shareholders of the Company, assuming no redemptions by public shareholders, was to consist of 5,419,938 Parent ordinary shares.

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

On September 15, 2025, the Company held an extraordinary general meeting of shareholders (the “September 2025 Extraordinary General Meeting”) to amend the Company’s amended and restated memorandum and articles of association to (i) increase the Company’s authorized share capital from US $33,100 divided into 300,000,000 Class A ordinary shares of par value US $0.0001 each, 30,000,000 Class B ordinary shares of par value US $0.0001 each, and 1,000,000 preference shares of par value US $0.0001 each, to US $34,000 divided into 300,000,000 Class A ordinary shares of par value US $0.0001 each, 30,000,000 Class B ordinary shares of par value US $0.0001 each, and 10,000,000 preference shares of par value US $0.0001 each (such proposal, the “Authorized Capital Increase Proposal”); and (ii) delete in its entirety current Article 49.10 of the Articles and replace it with a revised Article 49.10 restricting the issuance of additional shares or other securities prior to the consummation of a business combination (such proposal, the “Article 49.10 Amendment Proposal,” and together with the Authorized Capital Increase Proposal, the “September 2025 Amendment Proposals”). The shareholders of the Company approved both September 2025 Amendment Proposals.

In connection with the vote, holders of an aggregate of 11,130 Class A ordinary shares properly exercised their right to redeem their shares for cash in accordance with the Company’s amended and restated memorandum and articles of association.The amount in the company’s trust account as of September 30, 2025 is $ 1,888,076.

Liquidity, Capital Resources and Going Concern

As of September 30,2025, the Company had $11,927 in its operating bank accounts, $ 1,888,076 in the Trust Account, subject to possible redemptions, to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $184,936.

On August 7, 2025, the Company entered into a non-interest-bearing promissory note with Ringwood Field, LLC providing for up to $ 1,000,000 of working-capital loans (the “Ringwood Note”). During August 2025, the Company received $ 25,000 under the Ringwood Note. The note is payable upon the earlier of June 30, 2026 or the consummation of a Business Combination and may be converted into warrants at the option of the lender at a conversion price of $ 1.50 per warrant.

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

Management continues to evaluate additional sources of financing, including potential borrowings under the Ringwood Note or other sponsor-provided working-capital loans, to ensure liquidity until a Business Combination is completed.

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

As a result of the transaction, the Company had no outstanding liabilities to the former Sponsor as of September 30, 2025, with all debts effectively settled upon the transfer.

In connection with our assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern” management has determined that the date for mandatory liquidation and dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered one year from the issuance of the financial statements included herein. The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of the financial statements included herein. These adverse conditions are negative financial trends, specifically a working capital deficiency and other adverse key financial ratios. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2025, our scheduled liquidation date, if we do not complete the initial business combination prior to such date.

Results of Operations

Our entire activity since inception through September 30, 2025, was focused on the search for initial business combination candidates. As of September 30, 2025, $11,927 was held outside the trust account and was being used to fund the company’s operating expenses. We are not generating any operating revenues until the closing and completion of our initial business combination.

For the three months ending September 30, 2025, we had net loss of $ 46,196, which mainly consisted operating and formation costs of $142,843, slightly offset by $16,603 in earnings on cash held in the trust account and gain from change in fair value of warrant liabilities by $80,000.

For the nine months ended September 30, 2025, we had net income of $ 108,068, which mainly consisted of gain from change in fair value of warrant liabilities by $213,333, earnings on cash held in the trust account of $ 49,500, offset by $154,808 in operating and formation costs.

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

Related Party Loans

On October 28, 2020, the sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. On October 27, 2020 and December 17, 2020, the Company borrowed $115,000 and $55,000, respectively, under the Note. On December 22, 2020, the Company repaid the Note in full. As of September 30, 2025 the Company had no outstanding balance under the Note.

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

On August 7, 2025, we entered into a non-interest-bearing promissory note with Ringwood Field, LLC providing for up to $1,000,000 of Working Capital Loans (the “Ringwood Note”). During August 2025, we received $25,000 under the Ringwood Note. The note is payable upon the earlier of June 30, 2026 or the consummation of a business combination and may be converted into warrants at the option of the lender at a conversion price of $1.50 per warrant.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of September 30, 2025 and December 31, 2024, there were $25,000 and $0 outstanding Working Capital Loans under this arrangement.

As of August 15, 2024, the Original Sponsor and its affiliates had paid operating and formation costs of $2,101,264 on behalf of the Company. These amounts were initially recorded as liabilities owed to the Sponsor and included in "Due to Related Party" on the balance sheets. However, in connection with the transfer of the Original Sponsor’s stake to the New Sponsor on August 15, 2024, all outstanding liabilities were assumed by the Original Sponsor and subsequently discharged. As a result, no amounts remained payable to the Original Sponsor as of September 30, 2025. As from that date, the New Sponsor had paid operating and formation costs of $70,974 which remained outstanding.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of the company’s consummation of a business combination and its liquidation, to pay our sponsor a total of $40,000 per month for office space, utilities and secretarial and administrative support. We incurred $0 fees during the three months ended September 30, 2025 and 2024.

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

☐

(x) the aggregate maximum gross proceeds received or receivable in connection with any Equity Financing, including, without limitation, aggregate amounts committed by investors to purchase securities, whether or not all securities are issued upon consummation of the Business Combination, plus

☐	(y) the gross proceeds received by the Company upon exercise of any warrants or other securities issued in connection with such Financing that are convertible into common stock of the Company;

☐

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

☐	any proceeds received from the Trust Account in connection with the Business Combination.

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

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,933,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2025 and 2024. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Critical Accounting Policies

Class A Ordinary Shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September, 2025 162,523 Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CORNER GROWTH ACQUISITION CORP.

Dated: November 18, 2025	By.	/s/ Xixuan Hei
Xixuan Hei
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

